Form 10QSB
period 2000-03-31
OPTIKA INVESTMENT CO INC
filed 2000-06-30
CIK 1105947

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
             Of the Securities Exchange Act of 1934


           For Quarter Ended        March 31, 2000

        Commission File Number __000-29433_


                   OPTIKA INVESTMENT COMPANY, INC._______
     (Exact name of registrant as specified in its charter)

                                 ______  NEVADA      ________
33-0472224
   (State or other jurisdiction of               (IRS Employer
incorporation or organization)               Identification No.)


              6975 South Union Park Center #600, Salt Lake City UT 84047
            (Address of principal executive offices)

                            (801) 256-9600
                    Registrant's telephone number
                         including area code

______________________________________________

        Former Name and Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the
registrant was required to file such reports).    Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No


               ________13,643,043_________
                  (Number of shares of common
                    stock the registrant had
                outstanding as of April 19, 2000)

                             PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                 INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors
Optika Investment Company, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Optika Investment Company, Inc. as of March 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Optika Investment Company , Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 21, 2000.

The accompanying statement of operations and cash flows for the three month and six month period ended March 31, 1999 and the three months ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.




Crouch, Bierwolf & Chisholm
Salt lake City, Utah
May 15, 2000




                    OPTIKA INVESTMENT COMPANY, INC.
                            Balance Sheet


                                ASSETS

                                 March 31,           September 30,
                                  2000                  1999
                                 (Reviewed)           (Audited)

TOTAL ASSETS
                                  $  -               $     -


                 LIABILITIES AND STOCKHOLDERS= EQUITY


TOTAL LIABILITIES                 $  -                $     -


STOCKHOLDERS EQUITY

Common Stock 50,000,000 shares
   authorized,  $.001 par value;
   13,643,043 shares issued
    and outstanding              13,643                 13,643
 Additional paid in capital     418,161                 418,161
 Retained Deficit              (431,804)               (431,804)

Total Stockholders Equity           -                       -

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                           $  -              $         -



                    OPTIKA INVESTMENT COMPANY, INC.
                       Statements of Operations
                             (unaudited)


               For the      For the       For the       For the
               ThreeMonths  Three Months  Six Months    Six Months
               Ended        Ended         Ended         Ended
               March31      March 31      March 31      March 31
               2000         1999          2000          1999
              (Unaudited) (Unaudited)    (Unaudited)   (Reviewed)

Revenue      $ -           $ -            $-            $ -

Expense        -             -             -              -


Net Income
(loss)Before
 tax
             $ -           $ -            $-            $ -


Taxes          -             -             -              -

Income (loss)$ -           $ -            $-            $ -

Income per
common share $ -           $ -            $-            $ -

Average Shares
Outstanding
               13,643,043    362,620       13,643,043     376,434

                    OPTIKA INVESTMENT COMPANY, INC
                Statement of Stockholders= Equity

                          Additional
                         Common Stock         Paid in        Retained
                        Shares    Amount      Capital        Deficit

Balance, September
30, 1998              153,043      153         $386,311     $(386,804)

Cancellation of shares (10,000)    (10)              10            -

Contribution to Capital     -        -              340           -

Shares issued for
services at $.001 per
share                10,000,000    10,000             -          -

Shares issued for
cash at $.01 per
share                3,500,000      3,500          31,500       -

Net loss September
30, 1999                   -         -               -       (45,000)

Balance, September
30, 1999              13,643,043   13,643        418,161      (431,804)

Net Income (loss)
March 31, 2000              -       -                -           -

Balance, March 31,
2000                 13,643,043  $  13,643       $418,161     $(431,804)



                   OPTIKA INVESTMENT COMPANY, INC.
                       Statements of Cash Flows
                             (Unaudited)


                     For the      For the    For the     For the
                     Three        Six        Three       Six
                     Months End   Months End Months End Months End
                     March 31,    March 31,  March 31,   March 31
                     2000         1999       2000        1999

Cash Flows from OperatingActivities:


     Net Income      $ -         $ -         $ -          $ -

     Stock issued      -           -           -            -
     for services

                       -           -           -            -


Cash Flows from InvestingActivities:


     Issuance of       -           35,000      -            35,000
    stock for cash



Cash Flows from FinancingActivities:
                       -           -           -            -



Increase (decrease)  $ -         $ 35,000    $ -          $ 35,000
in cash



Cash, beginning of period$-      $ -         $ -          $ -



Cash, end of period  $ -         $ 35,000    $ -          $ 35,000



Supplemental cash flowinformation:


     Interest        $ -         $ -         $ -          $ -

     Income taxes    $ -         $ -         $ -          $ -


                   OPTIKA INVESTMENT COMPANY, INC.
                  Notes to the Financial Statements
                            March 31, 2000
      NOTE 1 Optika Investment Company, Inc. was originally incorporated on November 22, 1985 as Double Ought Green Corporation in the State of Utah for the purpose of acquiring business entities or other investment activities. The Company changed its domicile to Nevada in anticipation of an acquisition. In February 1999, the Company changed its name to Sumex Corporation. In March 1999, the Company changed its name to EZIX.COM, Inc. In July 1999, the Company acquired Ecenter, Inc. (a Utah Corporation) and changed its to name to E-Center.com, Inc. The acquisition was later rescinded and the Company changed its name to Merlin Software Technologies, Inc. in December 1999. The Company changed its name to Optika Investment Company, Inc.in January 2000.

      NOTE 2 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

      NOTE 3

      The Company adopted Statement of Financial Standards No. 109 "Accounting forIncome Taxes" in the fiscal year ended September 30, 1998 which was applied retroactively.

      Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets or future taxconsequences of events that have been recognized in the financial statements or tax returns.

      Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

      The Company has cumulative net operating loss carry-forwards of approximately $290,000 at March 31, 2000. No effect has been shown in the financial statements for the net operating loss carry-forwards as the likelihood of future tax benefit from such net operating loss carry-forwards is not presently determinable. Accordingly, the potential tax

      NOTE 3 -forwards, estimated based upon current tax rates at March 31, 2000 have been offset by valuation reserves of the same amount.

      The Company has available approximately $290,000 in net operating loss carry-forwards that will begin to expire in the year 2003.

      NOTE 4
      In 1999, the Company entered into an agreement to merge with another company, Ecenter, Inc., a Utah corporation. As part of the agreement, the Company sold 3,500,000 common shares to foreign investors for $.01 per share for working capital for the merger. The merger was later rescinded and all monies left after the expenses of the merger, mostly legal and professional fees, were left with the departing entity as part of the rescission.

      NOTE 5

      Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128.


 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has had very little cash and has experienced operating losses since inception. The Company had no operating capital at March 31, 2000. As of that date, the Company had no outstanding liabilities and no material commitments for capital expenditures during the next twelve months. The Company has yet to generate positive cash flows and has financed its operations through the sale of common stock. The Company believes its current cash needs can be met with loans from officers and directors for at least the next twelve months. The Company may also raise additional capital as needed through private placements with accredited and sophisticated investors or foreign investors.

Results of Operation. Due to the lack of operations during the quarters ended March 31, 1999 and March 31, 2000, the Company had no net income. The Company had no operations during the six-month period ended March 31, 1999 and March
31. 2000 and, thus, had no net income. The company received $35,000 from the sale of stock during the three-month period ended March 31, 1999 that was ultimately utilized for legal and professional fees incurred in a potential acquisition and as a settlement when the acquisition failed to be completed.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operating capital as needed through private placements.



                                PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.                   None

Item 2.                       Changes in Securities.               None

Item 3.                       Defaults Upon Senior Securities.     None

Item 4.                       Submission of Matters to a Vote
                               of Security Holders.

         1) On January 7, 2000, the sole director of the Company consented to a director's action to present to the shareholders of the Company a resolution to amend the Articles of Incorporation to change the name of the corporation to Optika Investments Company, Inc. On January 25, 2000, the resolution was approved by shareholder consent..

Item 5.                      Other Information.                   None

Item 6.                      Exhibits and Reports on Form 8-K.    None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: May 15, 2000

         Optika Investment Company, Inc.

        /s/ Robert Wallace