Form 10QSB
period 2000-06-30
OPTIKA INVESTMENT CO INC
filed 2000-07-31
CIK 1105947

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
             Of the Securities Exchange Act of 1934


           For Quarter Ended        June 30, 2000

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


               ________13,643,043_________
                  (Number of shares of common
                    stock the registrant had
                outstanding as of July 28, 2000)

                             PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                    OPTIKA INVESTMENT COMPANY, INC.
                            Balance Sheet


                                ASSETS

                                   June 30,       September 30,
                                    2000               1999
                                 (unaudited)

TOTAL ASSETS                                        $  - $    -




                 LIABILITIES AND STOCKHOLDERS' EQUITY



TOTAL LIABILITIES                                   $  - $    -


STOCKHOLDERS= EQUITY

Common Stock 50,000,000 shares
 authorized,  $.001 par value;
13,643,043 shares issued and outstanding             13,643     13,643
Additional paid in capital                          418,161    418,161
Retained Deficit                                   (431,804)  (431,804)

Total Stockholders Equity                             -      -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  -       $     -



                    OPTIKA INVESTMENT COMPANY, INC.
                       Statements of Operations
                             (unaudited)


               For the Three  For the Three  For the Nine  For the Nine
               Months Ended   Months Ended  Months Ended   Months Ended
               June 30, 2000  June 30, 1999 June 30, 2000  June 30, 1999


Revenue      $ -           $ -            $-            $ -

Expense:
General
and            -             -             -              20,000

Administrative Settlement
cost
for
acquisition    -             -             -              25,000

and
disposition

of
E-Center,
Inc.
(Note 4)


Total Expenses -             -             -              45,000



Net Income (loss)Before tax
             $ -           $ -            $-            $ (45,000)





Taxes          -             -             -              -





Income (loss)$ -           $ -            $-            $ (45,000)





Income per
common share $ -           $ -            $-            $ (.01)





Average SharesOutstanding
               13,643,043    13,643,043    13,643,043     4,647,487





                   OPTIKA INVESTMENT COMPANY, INC.
                       Statements of Cash Flows
                             (unaudited)


             For the Three For the Three  For the Nine For the Nine
             Months Ended  Months Ended   Months Ended Months Ended
             June 30, 2000 June 30, 1999  June 30, 2000 June 30, 1999





Cash Flows from OperatingActivities:


     Net Income (loss)     Expenses paid $-$-$ -          $ (45,000)
by stockholder         -           -           -            340
     Stock issued      -           -           -            10,000
for services           -           -           -            (340)
     Decrease in payables



Net Cash Flows used
in Operating           -           -           -            (35,000)
Activities



Cash Flows from InvestingActivities:


     Issuance of       -           -           -            35,000
stock for cash



Cash Flows from FinancingActivities:
                       -           -           -            -



Increase (decrease)  $ -         $ -         $ -          $ -
in cash



Cash, beginning of period$-      $ -         $ -          $ -



Cash, end of period  $ -         $ -         $ -          $ -



Supplemental cash flowinformation:


     Interest        $ -         $ -         $ -          $ -

     Income taxes    $ -         $ -         $ -          $ -




                   OPTIKA INVESTMENT COMPANY, INC.
                  Notes to the Financial Statements
                            June 30, 2000
      NOTE 1 Optika Investment Company, Inc. was originally incorporated on November 22, 1985 as Double Ought Green Corporation in the State of Utah for the purpose of acquiring business entities or other investment activities. The Company changed its domicile to Nevada in anticipation of an acquisition. In February 1999, the Company changed its name to Sumex Corporation. In March 1999, the Company changed its name to EZIX.COM, Inc. In July 1999, the Company acquired Ecenter, Inc. (a Utah Corporation) and changed its to name to E-Center.com, Inc. The acquisition was later rescinded and the Company changed its name to Merlin Software Technologies, Inc. in December 1999. The Company changed its name to Optika Investment Company, Inc. in January 2000.

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

      NOTE 3

      The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended September 30, 1998 which was applied retroactively.

      Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

      Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

      The Company has cumulative net operating loss carry-forwards of approximately $290,000 at June 30, 2000. No effect has been shown in the financial statements for the net operating loss carry-forwards as the likelihood of future tax benefit from such net operating loss carry-forwards is not presently determinable. Accordingly, the potential tax

      NOTE 3 -forwards, estimated based upon current tax rates at June 30, 2000 have been offset by valuation reserves of the same amount.

      The Company has available approximately $290,000 in net operating loss carry- forwards that will begin to expire in the year 2003.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has had very little cash and has experienced operating losses since inception. The Company had no operating capital at June 30, 2000. As of that date, the Company had no outstanding liabilities and no material commitments for capital expenditures during the next twelve months. The Company has yet to generate positive cash flows and has financed its operations through the sale of common stock. The Company believes its current cash needs can be met with loans from officers and directors for at least the next twelve months. The Company may also raise additional capital as needed through private placements with accredited and sophisticated investors or foreign investors.

Results of Operation. Due to the lack of operations during the quarters ended June 30, 1999 and June 30,2000, the Company had no net income. The Company had no operations during the nine-month period ended June 30, 1999 and June 30, 2000 and, thus, had no net income. The company received $35,000 from the sale of stock during the three-month period ended March 31, 1999 that was ultimately utilized for legal and professional fees incurred in a potential acquisition and as a settlement when the acquisition failed to be completed.

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

OTHER INFORMATION

  Item 1.                       Legal Proceedings.               None

  Item 2.                       Changes in Securities.           None

 Item 3.                        Defaults Upon Senior Securities. None

  Item 4.                       Submission of Matters to a
                                Vote of Security Holders.
                                1) On January 7, 2000, the sole
                                director of the Company consented
                                to a director's action to present
                                to the shareholders of the
                                Company a resolution to amend the
                                Articles of Incorporation to change
                                the name of the corporation to Optika
                                Investments Company, Inc. On January
                                25, 2000, the resolution was approved by shareholder consent.

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


Dated: July 28, 2000
                       Optika Investment Company,Inc.

                       /s/      Robert Wallace