Form 10KSB
period 2000-09-30
OPTIKA INVESTMENT CO INC
filed 2000-12-28
CIK 1105947

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 2000

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT  OF 1934


                       Commission File No. 000-29433

                      OPTIKA INVESTMENT COMPANY, INC.
          (Exact name of Registrant as specified in its charter)

                       NEVADA                          33-0472224
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

           4505 Wasatch Blvd Ste 370 Salt Lake City, UT  84124
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
  [ X ] YES     [    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X  ]

Revenue for the year ended September 30, 2000:   $ 0.

As of December 21, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 21, 2000 the number of shares outstanding of the Registrant's Common Stock was 13,643,043.






                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

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


ITEM 2.  DESCRIPTION OF PROPERTY

       None

ITEM 3.  LEGAL PROCEEDINGS

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

       Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2000 there appeared to be little or no trading in the stock of the Company. As of November 17, 2000, the Company had approximately 278 shareholders of record.

       The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       The Company had no revenue during the year ended September 30, 2000. Total stockholders' equity was $(1,934), as compared to $0 at September 30, 1999. The Company has no operating capital for future operations.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

       The Company reported a loss of $(1,934) for the year ended September
30, 2000, compared to a loss of $(45,000) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

       Independent Auditors' Report

       Balance Sheets as of September 30, 2000.

       Statements of Operations for the years ended September 30, 2000 and September 30, 1999.

       Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2000.

       Statement of Cash Flows for the years ended September 30, 2000 and September 30, 1999.

       Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (2000)          Since         Position with the
Company
Robert Wallace               65           1999         Director/President

Robert Wallace, President and Director, has been a teacher, counselor and school administrator in the Southern California for the last 30 years. Since his retirement from the school system, Mr. Wallace has been involved in severalmergers and acquisitions for the past several years.

Mr. Wallace has a bachelors degree in animal husbandry from Brigham Young University, a masters degree in counseling psychology from Arizona State University, and a PHD in Counseling Psychology from USC.





ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership                 Class

      Robert Wallace        10,000,000           73.3%
      (President and Director)
      6975 South Union Park Center
      Suite 600
      Salt Lake City UT 84047

      Citadel Consulting, LTD          712,000        5.22%
      7950 Goodlad Street
      Burnaby BC Canada V5E 2H9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.


ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the fiscal year ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Optika Investment Company, Inc.

                   By:

                   /s/ Robert Wallace

Dated: December 21, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Robert Wallace          President and Director          December 21, 2000
                            (Principal Executive and
                             Financial Officer)






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 2000.

       Statements of Operations - For the years ended September 30, 2000 and September 30, 1999.

       Statement of Stockholders' Equity - For the period from October 1, 1998 to September 30, 2000.

       Statement of Cash Flows - For the years ended September 30, 2000 and September 30, 1999.

       Notes to Financial Statements









                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Optika Investment Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Optika Investment Company, Inc. (a Utah Corporation) as of September 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the periods ending September 30, 2000 and 1999. These financial statements are the responsibility of the management of Optika Investment Company, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optika Investment Company, Inc. as of September 30, 2000, and the results of their operations and cash flows for the periods ending September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company's recurring losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




November 17, 2000



                   OPTIKA INVESTMENT COMPANY, INC.
                            Balance Sheet

                                ASSETS


                                                       September 30,
                                                               2000
Assets

      Total Assets                                           $-

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Current Liabilities
     Accounts payable                                           $1,934

      Total Current Liabilities                                 1,934

      Total Liabilities                                         $1,934

Stockholders' Equity
   Common Stock, 50,000,000 authorized
     shares, $.001 par value, 13,643,043 shares
     issued and outstanding                                     13,643
   Additional Paid in Capital                                   418,161
   Retained Deficit                                            (433,738  )

       Total Stockholders' Equity                               (1,934   )

Total Liabilities and Stockholders' Equity                    $    -



                   OPTIKA INVESTMENT COMPANY, INC.
                       Statements of Operations


                                             For the Year        For the Year
                                             Ended               Ended
                                             September 30,       September 30,
                                               2000              1999
Revenue                                       $     -            $-

Expenses
     General & Administrative                    1,934              20,000
     Settlement Cost for Acquisition &
     Disposition of E-Center.com, Inc.
          (Note 6)                                 -                25,000

          Total Expenses                         1,934              45,000

Note Loss before Taxes                         (1,934)             (45,000)

Taxes (Note 1)                                     -                  -

Net (Loss)                                $   (1,934)               $(45,000 )

Net (Loss) Per Share                         $    -                 $(.01    )

Weighted average shares outstanding         13,643,043           8,022,209



                    OPTIKA INVESTMENT COMPANY, INC.
                   Statement of Stockholders' Equity






                                                    Additional
                                   Common Stock     Paid-in     Retained
                               Shares    Amount     Capital     Deficit



Balance, October 1, 1998       153,043  $     153    $386,311       $(386,804)

Cancellation of shares         (10,000)    (10)       10    -

Contribution to Capital           -        -         340      -

Shares issued for
 services at $.001 per share   10,000,000       10,000    -           -

Shares issued for cash
at $.01 per share               3,500,000        3,500     31,500     -

Net Loss, September 30, 1999     -       -         -      (45,000   )

Balance, September 30, 1999    13,643,043    13,643      418,161    (431,804)

Net Loss, September 30, 2000     -       -         -      (1,934    )

Balance, September 30, 2000   13,643,043         $13,643  $418,161(433,738     )


                    OPTIKA INVESTMENT COMPANY, INC.
                        Statement of Cash Flows


                                                       For the Year Ended
                                                       September 30,
                                                     2000         1999
Cash Flows from Operating Activities

     Net loss                               $   (1,934)          $  (45,000    )
     Expenses paid by stockholder                  -                    340
     Stock issued for services                     -                 10,000
     Decrease in payables                       1,934                 (340)
          Net Cash Flows used in Operating
           Activities                              -                (35,000   )

Cash Flows from Financing Activities
     Common stock issued for cash                  -               35,000
          Net Cash from Financing Activities       -               35,000

Net increase (decrease) in cash                    -                -

Cash, beginning of period                          -                -

Cash, end of period                          $     -          $     -

Supplemental Cash Flow Information
   Cash Paid For:
       Interest                             $     -          $     -
       Taxes                                $     -          $     -



                     OPTIKA INVESTMENT COMPANY, INC.
                   Notes to The  Financial Statements
                           September 30, 2000

NOTE 1 - BACKGROUND AND HISTORY

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

NOTE 2 - STOCK TRANSACTIONS

In March 1999, the Company issued 3,500,000 shares for cash at $.01 per share. Also in 1999, the Company issued 10,000,000 for services of an officer and director at $.001 per share.

NOTE 3 - USE OF ESTIMATES

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

NOTE 4 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended September 30, 1998 and was applied retroactively.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences atSeptember 30, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $420,000 at September 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2000 have been offset by valuation reserves of the same amount.

The Company has available approximately $420,000 in net operating loss carryforwards that will begin to expire in the year 2005.

                     OPTIKA INVESTMENT COMPANY, INC.
                   Notes to The  Financial Statements
                           September 30, 2000

NOTE 5 - REVERSE STOCK SPLIT

In March 1999, the Board of Directors approved a 1 for 40 reverse stock split. In December 1999, the stockholders of the Company approved a 1 for 2 reverse stock split. These financial statements have been retroactively restated to reflect the reverse stock splits.

NOTE 6 - ACQUISITION / DISPOSITION OF ECENTER, INC.

In 1999, the Company entered into an agreement to merge with another company, Ecenter, Inc., a Utah corporation. As part of the agreement, the Company sold 3,500,000 common shares to foreign investors for $.01 for working capital for the merger. The merger was later rescinded and all monies left after the expenses of the merger, mostly legal and professional fees, were left with the departing entity as part of the rescission.

NOTE 7 - GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate in the future.

Management recognizes that, if it is unable to raise additional capital, it cannot conduct any operations in the future.

NOTE 8 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB Statement No. 128.








We hereby consent to the use of our audit report of Optika Investment Company, Inc. dated November 17, 2000 for the year ended September 30, 2000 in the Form 10KSB Annual Report for the year 2000.



s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT