Form 10QSB
period 2000-12-31
OPTIKA INVESTMENT CO INC
filed 2001-02-20
CIK 1105947

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 2000

       Commission File Number             000-29433


                      OPTIKA INVESTMENT COMPANY, INC.
        (Exact name of registrant as specified in its charter)


                 NEVADA                                 33-0472224
     (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)               Identification No.)


                      6975 SOUTH 1300 EAST # 600
                          MIDVALE, UTAH 84047
               (Address of principal executive offices)


     Registrant's telephone number
     including area code                                     (801) 256-9600



             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes X    No

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X    No


                            13,643,043
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 30, 2001)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from September 30, 2000 through December 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                   OPTIKA INVESTMENT COMPANY, INC.
                            Balance Sheets

                                ASSETS

                                           December 31,  September 30,
                                              2000        2000
                                           (unaudited)
  TOTAL ASSETS                             $    -     $   -

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts Payable                            11,318       1,934

  Total Current Liabilities                   11,318       1,934

STOCKHOLDERS' EQUITY

  Common Stock 50,000,000 shares
     authorized at $.001 par value;
     13,643,043 shares issued and outstanding 13,643      13,643
  Capital in Excess of Par Value             418,161     418,161
  Retained Deficit                          (433,122)   (433,738)

  Total Stockholders' Equity (Deficit)       (11,318)     (1,934)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  -           $-



                   OPTIKA INVESTMENT COMPANY, INC.
                       Statements of Operations
                             (unaudited)

                                           For the Three        For the Three
                                           Months Ended         Months Ended
                                           December 31,         December 31,
                                              2000              1999

REVENUE                                    $    -      $    -

EXPENSES                                       9,384         -

NET INCOME (LOSS) - Before Taxes           $  (9,384)  $    -

  Taxes                                         -           -

INCOME (LOSS)                              $  (9,384)  $    -

Loss Per Common Share                      $    -      $    -

Average Outstanding Shares                 13,643,043  13,643,043


                   OPTIKA INVESTMENT COMPANY, INC.
                       Statements of Cash Flows
                             (unaudited)

                                           For the Three       For the Three
                                           Months Ended        Months Ended
                                           December 31,        December 31,
                                              2000             1999

CASH FLOWS FROM
  OPERATING ACTIVITIES
   Net Income (Loss)                       $  (9,384)  $    -
     Increase in Accounts Payable              9,384        -
                                                -           -
CASH FLOWS FROM
  INVESTING ACTIVITIES                          -           -
                                      -              -
CASH FLOWS FROM
  FINANCING ACTIVITIES                          -           -
                                                -           -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          -           -

CASH AND CASH EQUIVALENTS
  AT THE BEGINNING OF PERIOD                    -           -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $    -      $    -

CASH PAID DURING THE PERIOD FOR:
   Interest                                $    -      $    -
   Income Taxes (Including
      Penalties & Interest)                $    -      $    -
                   OPTIKA INVESTMENT COMPANY, INC.
                  Notes to the Financial Statements
                          December 31, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The financial statements for the three months ended December 31, 2000 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financialcondition of the Company as of December 31, 2000. The results of the three months are not indicative of a full year of operation for the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(11,318) as operating capital at December 31, 2000. The Registrant intends to raise additional funds as needed through private sources.

     Results of Operation. Due to the lack of operations during the quarter ended December 31, 2000, the registrant had net loss of only $(9,384) compared to $0 in the same period last year.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                        PART II

OTHER INFORMATION

Item 1. Legal Proceedings.                         None
Item 2. Changes in Securities.                     None
Item 3. Defaults Upon Senior Securities.           None
Item 4. Submission of Matters to a Vote
        of Security Holders.                       None
Item 5. Other Information.                         None
Item 6. Exhibits and Reports on Form 8-K.          None


                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated January 30, 2001          Optika Investment Company, Inc.

                                /S/ Robert Wallace