Form 10QSB
period 2001-03-31
OPTIKA INVESTMENT CO INC
filed 2001-05-22
CIK 1105947

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                  Of the Securities Exchange Act of 1934

                    For Quarter Ended   March 31, 2001
                                       -----------------

                   Commission File Number   000-29433
                                           -----------

                      OPTIKA INVESTMENT COMPANY, INC.
                     ---------------------------------
          (Exact name of registrant as specified in its charter)

     NEVADA                                                 33-0472224
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification No.)

                        6975 SOUTH 1300 EAST # 600
                            MIDVALE, UTAH 84047
                 ----------------------------------------
                 (Address of principal executive offices)

     Registrant's telephone number
     including area code                              (801) 256-9600

              ----------------------------------------------
               Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                             Yes  X    No
                                 ----     ----

and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X    No
                                 ----     ----

                                13,643,043
            ---------------------------------------------------
           (Number of shares of common stock the registrant had
                     outstanding as of  May 21, 2001)



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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from September 30, 2000 through March 31, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                      Optika Investment Company, Inc.
                              Balance Sheets

                                  ASSETS
                                 --------

                                                      March 31,    September 30,
                                                        2001           2000
                                                   --------------  -------------
                                                      (unaudited)
Current Assets
--------------
Cash                                               $      10,865   $     -
Interest Receivable                                        8,101         -
Notes Receivable                                         604,956         -
                                                   --------------  -------------
Total Current Assets                               $     623,922   $      -


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              -----------------------------------------------

Current Liabilities
-------------------
Accounts Payable                                          52,409          1,934
Interest Payable                                          11,335          -
Notes Payable                                            655,000          -
                                                   --------------  -------------
Total Current Liabilities                                718,744          1,934

Stockholders' Equity
--------------------

Common Stock 50,000,000 shares
 authorized at $.001 par value;
 13,643,043 shares issued and outstanding                 13,643         13,643
Capital in Excess of Par Value                           418,161        418,161
Retained Deficit                                        (526,626)      (433,738)
                                                   --------------  -------------
Total Stockholders' Equity (Deficit)                     (94,822)        (1,934)
                                                   --------------  -------------
Total Liabilities and Stockholders' Equity         $     623,922   $      -
                                                   ==============  =============


                          See Accompanying Notes

                      Optika Investment Company, Inc.
                         Statements of Operations
                                (Unaudited)

                                         For the Three          For the Six
                                    Months Periods Ended   Months Periods Ended
                                       March      March      March       March
                                     31, 2001   31, 2000   31, 2001    31, 2000
                                    ---------- ---------- ----------  ----------

Revenues                            $   8,101  $     -    $   8,101   $     -
--------                            ---------- ---------- ----------  ----------
Expenses
--------
 General & Administrative              80,270        -       89,654         -
 Interest                              11,335        -       11,335         -
                                    ---------- ---------- ----------  ----------
   Total Expenses                      91,605        -      100,989         -

   Income (Loss)
   Before Taxes                       (83,504)       -      (92,888)        -

   Taxes                                  -          -          -           -
                                    ---------- ---------- ----------  ----------
   Net Income (Loss)                $ (83,504) $     -    $ (92,888)  $     -
                                    ========== ========== ==========  ==========

   (Loss) Per Share                 $   (0.01) $   (0.00) $   (0.01)  $   (0.00)

   Weighted Average
   Shares Outstanding              13,643,043 13,643,043 13,643,043  13,643,043



                          See Accompanying Notes

                      Optika Investment Company, Inc.
                         Statements of Cash Flows
                                (unaudited)

                                        For the Three          For the Six
                                    Months Periods Ended   Months Periods Ended
                                       March      March      March       March
                                     31, 2001   31, 2000   31, 2001    31, 2000
                                    ---------- ---------- ----------  ----------
Cash Flows from Operating
Activities
-------------------------
 Net (Loss)                         $ (83,504) $   -      $ (92,888)  $   -
 Adjustments to Reconcile
  Net Loss to Net Cash;
   (Increase) in Accounts
    Receivable                         (8,101)     -         (8,101)      -
   Increase in Accounts
    Payable                            52,426      -         61,810       -
                                    ---------- ---------- ----------  ----------
   Net Cash Used by
   Operating Activities               (39,179)     -        (39,179)      -

Cash Flows from Investing
Activities
-------------------------
 (Increase) in Note
  Receivable                         (604,956)     -       (604,956)      -
                                    ---------- ---------- ----------  ----------
   Net Cash (Used) by
   Investing Activities              (604,956)     -       (604,956)      -

Cash Flows from Financing
Activities
-------------------------
 Increase in Notes Payable            655,000      -        655,000       -
                                    ---------- ---------- ----------  ----------
   Net Cash (Used) by
   Financing Activities               655,000      -        655,000       -

   Increase (Decrease)
   in Cash                             10,865      -         10,865       -

   Cash Beginning of
   Period                               -          -          -           -
                                    ---------- ---------- ----------  ----------
   Cash End of Period               $  10,865  $   -      $  10,865   $   -

Supplemental Non Cash
Disclosure
----------------------
 Interest                           $   -      $   -      $   -       $   -
 Taxes                                  -          -          -           -

                          See Accompanying Notes

                      Optika Investment Company, Inc.
                     Notes to the Financial Statements
                              March 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the three months period and the six months period ended March 31, 2001 and 2000, were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the Company as of March 31, 2001. The results of the three months period and the six months period are not indicative of a full year of operation for the Company.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant has approximately $(205,178) as operating capital at March 31, 2001. The Registrant intends to rais, additional funds as needed through private sources. During the period ending March 31, 2001 the Company received gross proceeds of $655,000 from a Bridge Financing. Subsequently, from April 1 through May 18, 2001, the Company has received an additional total of $315,000 in proceeds of the Bridge Financing. The terms of the Bridge Notes are as follows: The Bridge Notes bear interest at the rate of 18% per annum and are due and payable on demand. Upon the acquisition of Direct Digital Communications ("DDC") or upon the closing of the Series A financing, the Bridge Notes automatically convert into Series A Preferred Stock at the rate of $1.50 per share. In connection with the Bridge Financing, each investor received warrants to purchase common stock of the company; (not yet determined by the Company). Bridge Notes will be convertible into shares of the Company's Series A Preferred Stock. Substantially all of the proceeds of the Bridge Financing have been loaned to DDC pursuant to a Bridge Loan Agreement, with $300,000 of the funds loaned to DDC guaranteed by a shareholder of DDC.

In April, 2001 the Company commenced a private offering of shares of Series A Preferred stock. The Company is seeking to raise approximately $5,250,000 in gross proceeds from the Series A Offering. The Company is in the process of amending its Certificate of Incorporation to allow the Company to issue preferred shares and intends to file an Information Statement with the Securities and Exchange Commission during May, 2001 with regard to the authorization of Preferred Shares to be issued in the Offering and in connection with the acquisition of Cable Concepts, Inc. "DDC". As of the date of this report, the Company has not colleted any proceeds from the Series A offering.

As of April 4, 2001, the Company entered into an Agreement to acquire DDC. The acquisition is subject to customary closing conditions and it is anticipated that the closing will occur prior to May 31, 2001. Upon closing, the Company will acquire the assets and liabilities of DDC. To date, DDC has not been profitable and it is anticipated that DDC will require additional capital to fund its operations for the foreseeable future. In order to fund the operations of DDC, the Company must raise additional capital. Management believes that the $5,230,000 in funding to be raised in the Series A Offering will be sufficient to fund DDC's operations for approximately twelve months.

     Results of Operation. During the period, the Company had a net loss of $(83,504) compared to $-0- in the same period last year, primarily as a result of expenses related to expansion of its executive management team, development and adoption of its new business strategy, business development expenses, legal expenses, and other expenses related to the proposed acquisition of DDC

     Plan of Operations. During the period, the Company adopted a new business strategy to develop and provide digital entertainment and other broadband access services for targeted markets in the United States. The Company has identified certain underserved market niches where opportunities exist for rapid market entry and penetration. The Company intends to capture market share through strategic acquisitions and internal growth.

In conjunction with this new business strategy, the Company identified and conducted due diligence on an initial acquisition target. On April 4, 2001 the Company announced that it had entered into a Definitive Agreement to acquire Cable Concepts, Inc. (dba Direct Digital Communications ("DDC"). The Company intends to acquire 100% of the outstanding and fully-diluted stock of DDC in exchange for common and preferred shares of the Company's stock and the assumption of certain liabilities, payables and debt of DDC. Closing is subject to certain closing conditions.

     Business of DDC.

     Direct Digital Communications ("DDC") was founded as Cable Concepts, Inc. in 1991 with an original focus on facilitating the management and operations of private cable television systems in large apartment communities. Based in Seattle, Washington, DDC's current principal business is providing DBS digital television service in selected MDU
markets throughout the United States.   DDC is a key system operator for
DirecTV (a unit of Hughes Electronics Corp.) under DirecTV's MDU System Operator Program. In some areas, DDC provides private cable television services to MDUs. DDC generates revenue through delivery of local programming and related services, as well as through a revenue sharing agreement with DirecTV. DDC secures the right to deliver its service to MDU customers through exclusive Right of Entry ("ROE") marketing agreements with a typical term of 10-years. DDC deploys its in-building systems using a fiber/coax hybrid distribution infrastructure, which offers up to 3,000 Mhz of bandwidth for digital entertainment, data and Internet services. Through its system operator agreement with DirecTV, Inc. (a unit of Hughes Electronics Corp.) and other business relationships, Cable Concepts provides DBS and other television services to approximately 14,000 MDU subscribers in ten states. DDC is in the process of installing additional systems that will increase it's potential customer base by approximately 8,000 units.

     DDC has incurred operation losses in at least its last two fiscal years, primarily as a result of expenses related to build-out and expansion of its customer base in multiple states. In order to fund the operating losses of DDC and to provide additional general working capital, the Company intends to continue to raise private capital during 2001.

Maroon Bells Advisory Agreement

     On January 29, 2001, we entered into an advisory agreement with Maroon Bells Capital, LLC ("MBC") for 24 months with an automatic 12 month renewal. MBC, a merchant banking firm, is one of our shareholders. Pursuant to the advisory agreement, MBC provides certain advisory and business development services in exchange for a monthly advisory fee. In addition, MBC will be paid a success fee upon the completion of the financing and in connection with certain merger and acquisition and business development activities on behalf of the Company.
Background on Optika Investment Company, Inc.

     Optika Investment Company, Inc. was originally incorporated on November 22, 1985 as Double Ought Green Corporation in the State of Utah for the purpose of acquiring business entities or other investment activities. The Company changed its domicile to Nevada in anticipation of an acquisition. In February 1999, the Company changed its name to Sumex Corporation. In March 1999, the Company changed its name to EZIX.COM, Inc. In July 1999, the Company acquired Ecenter, Inc. (a Utah corporation) and changed its name to E-Center.com, Inc. The acquisition was later rescinded and the Company changed its name to Merlin Software Technologies, Inc. in December 1999. The Company changed its name to Optika Investment Company, Inc. in January 2000. To better reflect its new business strategy, the Company intends to operate as a Nevada Corporation dba USA Broadband, Inc.

     The Company's shares trade on the OTC Bulletin board under the stock symbol "OPKC."

Recent Developments


David M. Lerten Employment Agreement

     Effective April 1, 2001, we entered into a one (1) year employment agreement with David Lerten, who will serve as the Company's Chief Executive Officer. The Agreement is renewable at the end of each year and provides Mr. Lerten with a $240,000 annual salary and a potential bonus of up to 100% of his salary based on his performance during the year. Mr. Lerten was also issued 180,000 shares of stock as of the effective date of his employment agreement which is subject to forfeiture if certain performance hurdles are not met. Additionally, Mr. Lerten has been given the right to purchase up to 166,667 shares of Series A Preferred Stock in exchange for a promissory note, secured by such stock, in the amount of $250,000. The note will bear interest at the rate of 6%, payable annually. Mr. Lerten has also been granted options to purchase 100,000 shares at $1.50, 100,000 shares at $3.00 and 100,000 shares at $4.50. The options vest ratably over a 36 month period.

Evans Capital Management LLC Consulting Agreement

     Effective April 1, 2001, we entered into a consulting agreement with Evans Capital Management LLC for advice related to financings, mergers and acquisitions. We pay $10,000 per month under this agreement. In addition, we agreed to grant to Mr. Evans an option to purchase 150,000 shares of Common Stock of the Company at an exercise price of $0.50. The options have a three (3) year term. Mr. Evans will devote a portion of his time to the Company as Chairman of the Board of Directors and as a consultant.

Edward P. Mooney Employment Agreement

     Effective April 1, 2001, we entered into an employment agreement with Edward P. Mooney. Mr. Mooney has provided, and may continue to provide, consulting services to MBC. The Agreement is for a term of one (1) year and provides Mr. Mooney with a base salary of $120,000 per year. The Agreement is renewable annually and Mr. Mooney is entitled to bonuses as determined by the Board of Directors. In addition, the Company granted to Mr. Mooney an option to acquire 100,000 shares of the common stock of the Company at a price of $1.50 per share. The option is immediately vested and has a term of ten (10) years. Under his agreement, it is anticipated that Mr. Mooney will continue to spend a portion of his time consulting with MBC and its clients.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has engaged in certain transactions with its officers, directors, shareholders and affiliates. We believe that each of the transactions described below was entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions between the Company and its officers, directors, principal shareholders and affiliates were reviewed and passed upon by the Board of Directors.


     On February 2, 2001, Paul A. Moore, a significant shareholder and also the principal of MBC, loaned to the Company $250,000. This loan was evidenced by a promissory notes that bear interest at 18% per annum and which is convertible into Series A Preferred Stock, on the same terms as offered to investors. Mr. John Evans, our Chairman, participated in $100,000 of the Bridge Notes.

     Substantially all of the proceeds received by the Company in the bridge financing were loaned to DDC pursuant to an amended and restated note that bears interest at the rate of 18% and is due April 22, 2001. $300,000 of the note is irrevocably guaranteed by Geneva Associates Merchant Banking Partners I, L.L.C., a shareholder of DDC. The proceeds received by DDC were used for general working capital, and other proceeds of the note were used for general administrative purposes by the Company. The Company has also issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.01 per share in connection with the bridge financing.

     On January 29, 2001, we entered into an advisory agreement with Maroon Bells Capital, L.L.C. for 24 months with an automatic 12 month renewal. MBC, a merchant banking firm, is one of our shareholders. Pursuant to the advisory agreement, MBC provides certain advisory and business development services in exchange for a monthly advisory fee. In addition, MBC will be paid a success fee upon the completion of the financing and in connection with certain merger and acquisition and business development activities on behalf of the Company. Mr. Paul Moore, a significant shareholder, is the principal of MBC. Prior to his involvement with the company, Edward Mooney was a consultant to Maroon Bells Capital, LLC and Mr. Mooney anticipates continuing that relationship.

     Evans Capital Management LLC is a co-tenant, along with the Company, of office space leased to the Company by First Capital LLC. The Company pays First Capital LLC $5,000 per month for its corporate headquarter office space in Greenwood Village, Colorado. Neither Mr. Evans or Evans Capital Management is a related party to First Capital LLC and do not receive any financial benefit from the Company's lease with First Capital LLC.

Factors that May Affect Our Future Results and Business

     The factors below relate to general risks associated with an early-stage company as well as specific risks associated with the business of DDC.

No Assurance That an Active Market Will Develop for Our Common Stock

     Until very recently, there has been no active public market for the Company's common stock and there can be no assurance that an active market will develop or be sustained in the future. We expect low volume and high volatility in our stock price for the foreseeable future. There may be significant volatility in the market price of common stock due to factors that may or may not relate to the Company's performance. If a market for the Company's common stock were to develop, the stock could trade at prices that may be significantly affected by various factors such as economic forecasts, financial market conditions, reorganizations, acquisitions and quarterly variations in our results of operations.

Volatility of Stock Price

     The market price of the Company's common stock is expected to be volatile for the foreseeable future. The Company believes factors such as quarterly fluctuations in results of operations, announcements of new contracts by the Company and changes in either earnings estimates of the Company or investment recommendations by stock market analysts may cause the market price of the Company's stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations, and such extreme price fluctuations may continue. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.

Disclosure Relating to Low-Priced Stocks

     The SEC has promulgated regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prescribed by the SEC relating to the penny stock market. In addition, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company's common stock currently falls within the SEC's definition of a penny stock; therefore, the trading market for the common stock may be substantially limited.

Our Credit Arrangements Limit Our Ability to Pay Dividends

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our debt instruments restrict our ability to pay cash dividends on our common stock. Moreover, we are a holding company, and our ability to pay dividends is dependent upon the receipt of dividends from our direct and indirect subsidiaries.

     Our Substantial Indebtedness Could Adversely Affect Any Investment in Securities Outstanding From Time to Time

     If the acquisition of DDC is completed, or if the Company is successful in acquiring other assets or companies pursuant to its business strategy, the Company will have a significant amount of indebtedness and other trade payables. Our substantial indebtedness could have important consequences. For example, it could:

     - make it more difficult for us to pay our obligations under securities outstanding from time to time;

     - increase our vulnerability to general adverse economic and industry conditions;

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other activities;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

     - place us at a competitive disadvantage compared to our competitors that have less debt.

A Change of Control May Be Difficult

     Our certificate of incorporation, as amended, will contain, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Nevada law which affect certain merger and other change of control transactions. These provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of our stockholders might consider to be in their best interests.

     The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock

     Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options or warrants could adversely affect the prevailing market price of our common stock.

     Risks of Our Direct Broadcast Satellite Business   Upon Completion of
the Merger, We Have Certain Risks Relating to DIRECTV

     Satellite and Direct Broadcast Satellite Technology Could Fail or Be
Impaired

     If any of the DIRECTV satellites are damaged or stop working partially or completely for any of a number of reasons, DIRECTV customers would lose programming. We would in turn likely lose customers, which could materially and adversely affect our operations, financial performance and the trading price of our common stock.

     Direct broadcast satellite technology is highly complex and is still evolving. As with any high-tech product or system, it might not function as expected. In particular, the satellites at the 101(0) W orbital location may not last for their expected lives. In July 1998, DIRECTV reported that the primary spacecraft control processor failed on DBS-1. As it was designed to do, the satellite automatically switched to its on-board spare processor with no interruption of service to DIRECTV subscribers. A more substantial failure of DIRECTV's direct broadcast satellite system could occur in the future.

Events at DIRECTV Could Adversely Affect Us

     Because we are an intermediary for DIRECTV, events at DIRECTV that we do not control can adversely affect us. One of the most important of these is DIRECTV's ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming; it purchases it
from third parties.  DIRECTV's success   and therefore ours   depends in
large part on DIRECTV's ability to make good judgments about programming sources and obtain programming on favorable terms. We have no control or influence over this.

Programming Costs May Increase, Which Could Adversely Affect Our Direct Broadcast Satellite Business

     Programmers could increase the rates that DIRECTV pays for programming. As a result, our costs would increase. This could cause us to increase our rates and lose either customers or revenues.

     The law requires programming suppliers that are affiliated with cable companies to provide programming to all multi-channel distributors
including DIRECTV   on nondiscriminatory terms.  The rules implementing
this law are scheduled to expire in 2002. If they are not extended, these programmers could increase DIRECTV's rates, and therefore ours. If we increase our rates, we may lose customers. If we do not increase our rates, our costs, revenues and financial performance could be adversely affected.

     We May Lose Our DIRECTV Rights After the Initial Term of Our
Agreements.

     We may or may not be able to continue in the DIRECTV business after the current DIRECTV satellites are replaced. If we can continue, we cannot predict what it will cost us to do so.

     Our revenues and financial performance would be adversely affected if we are not able to continue in the DIRECTV business for the reasons described above.

     The Effects of New Federal Satellite Television Legislation on Our Business Is Unclear

     On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act of 1999. The Act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rulemakings and studies in connection with this legislation. Therefore, we cannot predict the effect of this new law on our business at this time.

     The Act resolves many of the issues involved in years of litigation between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, it also preserves the industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends through December 31, 2004 the statutory right, for a copyright royalty fee, of the industry to retransmit independent
programming   so-called superstations   to subscribers as "distant"
signals. Further, satellite carriers will be required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna.

     Among other things, the Act directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time.

We Could Lose Money Because of Signal Theft

     If signal theft becomes widespread, our revenues would suffer. Signal theft has long been a problem in the cable and direct broadcast satellite industries. DIRECTV uses encryption technology to prevent people from receiving programming without paying for it. The technology is not foolproof and there have been published reports that it has been compromised.

Direct Broadcast Satellite Services Face Competition from Cable Operators

     One of the competitive advantages of direct broadcast satellite systems is their ability to provide customers with more channels and better-quality digital signal than traditional analog cable television systems. Many cable television operators are making significant investments to upgrade their systems from analog to digital. This upgrade will significantly increase the number of channels that cable television operators can provide to their customers and the quality of the transmission. In addition, many cable television operators are upgrading their systems to provide their customers with high-speed Internet access. These upgrades could make cable television a more attractive alternative for consumers, which could have an adverse effect on our direct broadcast satellite business.

Direct Broadcast Satellite Equipment Shortages Could adversely Affect Our Direct Broadcast Business

     There have been periodic shortages of direct broadcast satellite equipment and there may be such shortages in the future. During such periods, we may be unable to accept new subscribers and, as a result, potential revenue could be lost. If we are unable to obtain direct broadcast satellite equipment in the future, or if we cannot obtain such equipment on favorable terms, our subscriber base and revenues could be adversely affected.

Other Risks of Our Business

We Face Certain Other Regulatory Risks

     The direct broadcast satellite, television broadcast, and cable industries are subject to regulation by the FCC under the Communications Act of 1934 and, to a certain extent, by state and local authorities. Proceedings to implement the Communications Act are on-going, and we cannot predict the outcomes of these proceedings or their affect on our business. DIRECTV depends on FCC licenses to operate its digital broadcast satellite service. If the FCC cancels, revokes, suspends, or fails to renew any of these licenses, it could have a harmful effect on us.

     We Have a History of Substantial Losses; We Expect Them to Continue; Losses Could Adversely Affect Our Stock Price and Access to Capital Markets

     We have never made a profit. Because of interest expense on our substantial debt and because of the expected high expense in amortizing goodwill from potential acquisitions, we do not expect to have net income for the foreseeable future. To the extent investors measure our performance by net income or loss, rather than alternative measures based on cash flow, continuing losses could adversely affect our access to capital markets and the trading price of our common stock.



We May Not Be Able to Generate Enough Cash To Service Our Debt

     Our ability to make payments on and to refinance our indebtedness, including securities outstanding from time to time, and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt.

     Based on our current level of operations and assuming that we raise at least $4 million in this Offering, we believe our cash flow from operations, available cash and available borrowings under our credit facilities, will be adequate to meet our future liquidity needs for at least the next six months.

     We cannot assure you that:

     -    our business will generate sufficient cash flow from operations;

     - future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity.

     We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facilities, on commercially reasonable terms or at all.

We Face Significant Competition; the Competitive Landscape Changes
Constantly

     Our direct broadcast satellite business faces competition from other current or potential multi-channel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than we or DIRECTV can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us.

Proposed Share Exchange

     We anticipate acquiring all of the outstanding common stock and other equity securities of Direct Digital (the "Merger"). We cannot assure you that Direct Digital will meet all the conditions for closing of the Merger. Additionally, thereafter, Direct Digital will be a wholly owned subsidiary of Optika. The Merger presents inherent risks in that the shares of the publicly traded company will fluctuate in value based upon the business prospects and financial position of Direct Digital, and as the market dictates. Additionally, future sales by the shareholders who receive Optika shares in the Merger could adversely affect both the price and liquidity of the Company's common stock in the public markets.

Uncertainty as to Sufficiency of Funds

     We believe that the net proceeds from planned private capital financings will provide the Company with sufficient capital to fund continuing operations, however, substantial additional debt or equity financing may be needed to achieve our short-term and long-term business objectives. There can be no assurance that the Company will be able to obtain additional debt or equity capital to meet its future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect the Company's business and results of operations.

We expect to need additional capital in the future and it may not be available on acceptable terms.

     We anticipate incurring substantial costs in installing, operating and maintaining our DIRECTV systems and in implementing the objectives of our business plan. We expect to need significant amounts of working capital for infrastructure, marketing, personnel, general and administrative costs, and to fund losses prior to achieving profitability.

     We will need to raise additional funds through additional equity and/or debt financings to meet our capital requirements. We may need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. There can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. The inability to raise all needed funding in this Offering and hereafter would adversely affect our ability to successfully implement the objectives of our business plan.

We may not be able to compete successfully against current and future competitors

     The market for viewing audiences is rapidly evolving and very competitive. We face competition from cable providers as well as other satellite companies. We expect competition in this market to intensify in the future.

     Large telecommunications companies and cable operators such as AT&T and AOL-Time Warner have the ability and resources to compete in our market if they choose to do so. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies could have a material adverse effect on our business and results of operations.

     Increased pressure created by any present or future competitors, or by our competitors collectively, could have a material adverse effect on our business and results of operations. Increased competition may result in reduced commissions and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

Our future profitability is dependent on the introduction and acceptance of our broadband and other online services

     A portion of our revenue is dependent on broadband and other internet services. Demand and market acceptance for these recently introduced services and products over the Internet are subject to a high level of uncertainty. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, we would be materially adversely affected.

We need to hire and retain qualified personnel to sustain our business

     We are currently managed by a small number of key management and operating personnel. We do not have any term employment agreements with, nor do we maintain "key man" insurance on, any employee. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. If any key officer or employee were unable or unwilling to continue in their present positions, our business could be harmed. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense. If we are unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, that may have a material adverse effect on our business and results of operations.

Our internal projections are based on assumptions that may change and therefore are not necessarily indicative of future performance

     Any internal projections developed by management are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Consequently, actual results will vary from the projections and these variations may be material. Prospective investors are cautioned not to place reliance on any forward looking statements.

                                  PART II


OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .None

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .None

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .None

Item 4. Submission of Matters to a Vote. . . . . . . . . . . . . . . .None

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .None

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .None


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated May 21, 2001               Optika Investment Company, Inc.

                                 /S/ Robert Wallace
                                 ---------------------------------
                                 Robert Wallace