Form 10QSB
period 2001-06-30
USA BROADBAND INC
filed 2001-08-20
CIK 1105947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549


                                FORM 10-QSB


                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                 For Quarterly Period Ended   June 30, 2001
                                            ----------------

                     Commission File Number   000-29433
                                             ----------

                            USA BROADBAND, INC.
                     ---------------------------------
     (Exact name of small business issuer as specified in its charter)

     DELAWARE                                               84-1592698
-------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification No.)


                    8450 E. Crescent Parkway, Suite 100
                     Greenwood Village, COLORADO 80111
                  ----------------------------------------
                  (Address of principal executive offices)

          Issuer's telephone number
          including area code                         (720) 889-0150
                                                     ----------------

                      Optika Investment Company, Inc.
                         6975 South 1300 East #600
                            MIDVALE UTAH  84047
            ---------------------------------------------------
           (Former Name, Former Address, and Former Fiscal Year
                       if changed since last report)

Check whether the Issuer 1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes  X    No
                        ----      ----

                                 4,763,043
            ---------------------------------------------------
              (Number of shares of common stock the Issuer had
                     outstanding as of August 20, 2001)



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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position from September 30, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




                                     2



                            USA Broadband, Inc.
                 (formerly Optika Investment Company, Inc.)
                               Balance Sheets

                                   ASSETS
                                   ------

                                                       June      September
                                                    30, 2001     30, 2000
                                                   -----------  -----------
                                                   (unaudited)
Current Assets
--------------
Cash                                               $1,280,286  $      -
Interest Receivable                                    46,721         -
Notes Receivable (Note 2)                           1,078,456         -
                                                   -----------  -----------
Total Current Assets                               $2,405,463  $      -
                                                   ===========  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

Current Liabilities
-------------------
Accounts Payable                                      605,526        1,934
Interest Payable                                       27,963         -
Notes Payable (Note 3)                              1,500,000         -
                                                   -----------  -----------
Total Current Liabilities                           2,133,489        1,934

Stockholders' Equity
--------------------
Preferred Stock 50,000,000 shares
 authorized at $.001 par value;
 no shares are issued or outstanding                     -            -
Preferred Stock Subscribed                                683         -
Common Stock 100,000,000 shares
 authorized at $.001 par value;
 13,643,043 shares issued and
 outstanding                                           13,643       13,643
Capital in Excess of Par Value                      1,442,408      418,161
Retained Deficit                                   (1,184,760)    (433,738)
                                                   -----------  -----------
Total Stockholders' Equity (Deficit)                  271,974       (1,934)
                                                   -----------  -----------
Total Liabilities and
Stockholders' Equity                               $2,405,463  $      -


                           See Accompanying Notes
                                     3


                            USA Broadband, Inc.
                 (formerly Optika Investment Company, Inc.)
                          Statements of Operations
                                (Unaudited)

                                    For the Three         For the Nine
                                 Month Period Ended    Month Period Ended
                                  June       June       June        June
                                30, 2001   30, 2000   30, 2001   30, 2000
                               ---------- ---------- ---------- ----------
Revenues                       $  38,794  $    -     $  46,895  $    -
--------                       ---------- ---------- ---------- ----------
Expenses
--------

 General & Administrative        680,300       -       769,954       -
 Interest                         16,628       -        27,963       -
                               ---------- ---------- ---------- ----------
   Total Expenses                696,928       -       797,917       -

   Income (Loss)
   Before Taxes                 (658,134)      -      (751,022)      -

   Taxes                            -          -          -          -
                               ---------- ---------- ---------- ----------
   Net Income (Loss)           $(658,134) $    -     $(751,022) $    -
                               ========== ========== ========== ==========
   (Loss)  Per Share           $   (0.05) $   (0.00) $   (0.06) $   (0.00)

   Weighted Average
   Shares Outstanding         13,643,043 13,643,043 13,643,043  13,643,043




               See Accompanying Notes to Financial Statements
                                     4

                            USA Broadband, Inc.
                 (formerly Optika Investment Company, Inc.)
                          Statements of Cash Flows
                                (unaudited)

                                                           For the Nine
                                                        Month Period Ended
                                                        June        June
                                                      30, 2001    30, 2000
                                                     ----------  ----------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                          $(751,022)  $    -
 Adjustments to Reconcile Net Loss
  to Net Cash;
   (Increase) in Interest Receivable                   (46,721)       -
   Increase in Accounts Payable                        603,592        -
   Increase in Interest Payable                         27,963        -
                                                     ----------  ----------
   Net Cash Used by
   Operating Activities                               (166,188)       -

Cash Flows from Investing Activities
------------------------------------
 (Increase) in Note Receivable                      (1,078,456)       -
                                                     ----------  ----------
   Net Cash (Used) by
   Investing Activities                             (1,078,456)       -

Cash Flows from Financing Activities
------------------------------------

 Proceeds from Stock Subscriptions                   1,024,930        -
 Proceeds from Notes Payable                         1,500,000        -
                                                     ----------  ----------

   Net Cash (Used) by
   Financing Activities                              2,524,930        -
                                                     ----------  ----------

   Increase (Decrease) in Cash                       1,280,286        -

   Cash Beginning of Period                               -           -
                                                     ----------  ----------
   Cash End of Period                               $1,280,286   $    -
                                                     ==========  ==========

Supplemental Non Cash Disclosure
--------------------------------

 Interest                                            $    -      $    -
 Taxes                                                    -           -



               See Accompanying Notes to Financial Statements
                                     5

                            USA Broadband, Inc.
                 (formerly Optika Investment Company, Inc.)
                     Notes to the Financial Statements
                               June 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the audited financial statements dated September 30, 2000, the unaudited financial statements dated December 31, 2000 and March 31, 2001 and notes thereto.

NOTE 2 - NOTES RECEIVABLE

Throughout the second and third quarters, in anticipation of the acquisition of Cable Concepts, Inc.(dba Direct Digital Communications "DDC"), the Company has loaned funds to DDC for general operating purposes. The notes bear interest at a rate of 18% per annum and are due and payable on demand.

NOTE 3 - NOTES PAYABLE

During the quarter, the Company has issued convertible promissory notes totaling $649,930. The notes carry an interest rate of 18% per annum and are due and payable on demand. Under direction of the holder, the notes may be converted at any time to the Company's Series A Preferred Stock without expiration.

NOTE 4 - SUBSCRIBED STOCK

The Company has issued stock subscriptions during the quarter in conjunction with the private placement memorandum for the total amount of $1,024,930. The agreement allows for the subsequent purchase of Series A Preferred Stock at the purchase price of $1.50 per share. Upon the Company's acceptance of the subscription agreement the conversion may begin on July 9, 2001 and has no expiration date.







                            USA Broadband, Inc.
                 (formerly Optika Investment Company, Inc.)
                     Notes to the Financial Statements
                               June 30, 2001


NOTE 5 - SUBSEQUENT EVENTS

As of April 4, 2001, the Company entered into an Agreement to acquire Cable Concepts, Inc. (dba Direct Digital Communications "DDC"). As of June 30, 2001 the acquisition had not closed. The acquisition subsequently closed on July 18, 2001.

As a result of the reincorporation the operating company (USA
Broadband, Inc.) assumed the minimal assets and liabilities of Optika Investment Company. This resulted in the shareholders of USA Broadband, Inc., having actual operating control of the combined company after the transaction.

In connection with the acquisition, approximately 10,000,000 shares of the 13,643,043 outstanding shares were canceled and 1,110,000 were issued to various shareholders of DDC.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources.

     We had approximately $271,974 as operating capital at June 30, 2001. We intend to raise additional funds as needed through private sources. During the quarterly period ending June 30, 2001 we received gross proceeds of $845,000 from a Bridge Financing. Cumulative proceeds from the Bridge Financing as of the six months ended June 30, 2001 were $1,500,000. The terms of the Bridge Notes are as follows: The Bridge Notes bear interest at the rate of 18% per annum and are due and payable on demand. Upon the acquisition of Cable Concepts, Inc. (dba Direct Digital Communications or "DDC") or upon the closing of the Series A financing, the Bridge Notes will be converted into Series A Preferred Stock at the rate of $1.50 per share. In connection with the Bridge Financing, each investor received warrants to purchase common stock of the company with an exercise price of $.01 per share, based on 66,667 warrants for every $100,000 in Bridge Notes purchased. Bridge Notes will be convertible into shares of the Company's Series A Preferred Stock. Management anticipates that the Bridge Notes will converted into shares of Series A Preferred Stock on or before September 1, 2001. The proceeds of the Bridge Loan were primarily loaned to DDC pursuant to a Promissory Note, with $300,000 of the funds loaned to DDC guaranteed by a shareholder of DDC. As of June 30, 2001 we had loaned approximately $958,000 to DDC, and subsequently loaned an additional $300,000, for a total of approximately $1,258,000.

     In April, 2001 we commenced a private offering of shares of Series A Preferred stock. We are seeking to raise approximately $5,250,000 in gross proceeds from the Series A Offering. During the period, we filed an Information Statement with the Securities and Exchange Commission with regard to the authorization of Preferred Shares to be issued in the Offering and in connection with the acquisition of Cable Concepts, Inc. (see "Recent Developments" "Reincorporation Merger"). We completed the Reincorporation Merger as described in the Information Statement on July 9, 2001, and as of that date we are a Delaware Corporation authorized to issue preferred stock. As of June 30, 2001 we had received approximately $1,220,000 in proceeds from the Series A Offering.

     As of March 1, 2001 we entered into an Agreement to acquire Cable Concepts, Inc. (dba Direct Digital Communications "DDC"). As of June 30, 2001 the acquisition had not closed. The acquisition subsequently closed on July 18, 2001 (see "Recent Developments" "Acquisition of Cable Concepts, Inc.").

     Upon closing, we acquired the assets and liabilities of DDC. To date, DDC has not been profitable and it is anticipated that DDC will require additional capital to fund its operations for the foreseeable future. In order to fund the operations of DDC, we must raise additional capital. Management believes that the $5.2 million anticipated to be raised in the Series A Offering, in conjunction with our need to arrange for extensions or substitution of current debt facilities, will be sufficient to fund DDC's operations for approximately twelve months. We may need additional funds in order to expand our direct broadcast satellite operations, expand into new product and service segments, or to acquire and integrate additional operating companies or assets.


     Results of Operation.
     ---------------------
     During the period, we had a net loss of $(658,134) compared to $-0- in the same period last year, primarily as a result of expenses related to expansion of our executive management team, development and adoption of our new business strategy, business development expenses, legal expenses, and other expenses related to the acquisition of DDC.

     Plan of Operations.
     -------------------
     During the second quarter of 2001, we adopted a new business strategy to develop and provide digital entertainment and other broadband access services for targeted markets in the United States. The Company has identified certain underserved market niches where opportunities exist for rapid market entry and penetration. We intend to capture market share through strategic acquisitions and internal growth.

     In conjunction with this new business strategy, we identified and conducted due diligence on an initial acquisition target. On April 4, 2001 we announced that we had entered into a Definitive Agreement to acquire Cable Concepts, Inc. (dba Direct Digital Communications or "DDC"). We intended to acquire 100% of the outstanding and fully-diluted stock of DDC in exchange for common and preferred shares of our stock and the assumption of certain liabilities, payables and debt of DDC. Closing was subject to
certain closing conditions.   The acquisition of DDC was completed on July
18, 2001.

     Business of DDC.
     ----------------

     Cable Concepts, Inc. (dba Direct Digital Communications "DDC")was founded in 1991 with an original focus on facilitating the management and operations of private cable television systems in large apartment communities. Based in Seattle, Washington, DDC's current principal business is providing DBS digital television service in selected MDU
markets throughout the United States.   DDC is a key system operator for
DirecTV (a unit of Hughes Electronics Corp.) under DirecTV's MDU System Operator Program. In some areas, DDC provides private cable television services to MDUs. DDC generates revenue through delivery of local programming and related services, as well as through a revenue sharing agreement with DirecTV. DDC secures the right to deliver its service to MDU customers through exclusive Right of Entry ("ROE") marketing agreements with a typical term of 10-years. DDC deploys its in-building systems using a fiber/coax hybrid distribution infrastructure, which offers up to 3,000 Mhz of bandwidth for digital entertainment, data and Internet services.

     Through its system operator agreement with DirecTV, Inc. (a unit of Hughes Electronics Corp.) and other business relationships, Cable Concepts provides DBS and other television services to over 12,000 MDU subscribers in ten states. DDC is in the process of installing additional systems that will increase its potential customer base by approximately 8,000 units.

     DDC has incurred operation losses in at least its last two fiscal years, primarily as a result of expenses related to build-out and expansion of its customer base in multiple states. In order to fund the operating losses of DDC and to provide additional general working capital, the Company intends to continue to raise private capital during 2001.



Corporate History and Background of USA Broadband, Inc.
-------------------------------------------------------
     USA Broadband, Inc. was originally incorporated on November 22, 1985 as Double Ought Green Corporation in the State of Utah for the purpose of acquiring business entities or other investment activities. The Company changed its domicile to Nevada in anticipation of an acquisition. In February 1999, the Company changed its name to Sumex Corporation. In March 1999, the Company changed its name to EZIX.COM, Inc. In July 1999, the Company acquired Ecenter, Inc. (a Utah corporation) and changed its name to E-Center.com, Inc. The acquisition was later rescinded and the Company changed its name to Merlin Software Technologies, Inc. in December 1999. The Company changed its name to Optika Investment Company, Inc. in January 2000. To better reflect its new business strategy, we changed our name to USA Broadband, Inc. and reincorporated as a Delaware Corporation in July, 2001.

     Our USA Broadband, Inc. common stock trades on the OTC Bulletin board under the stock symbol "USBU." Previously, our shares traded on the OTC Bulletin Board under the stock symbol "OPKC."

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

     We have engaged in certain transactions with certain of our officers, directors, shareholders and affiliates. We believe that each of the transactions described below were entered into on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions between us and our officers, directors, principal shareholders and affiliates were reviewed and passed upon by the Board of Directors.

     On February 2, 2001, Paul A. Moore, a significant shareholder and also the principal of Maroon Bells Capital LLC ("MBC"), loaned to us $250,000. This loan was evidenced by a promissory note that bear interest at 18% per annum and which is convertible into Series A Preferred Stock, on the same terms as offered to investors. Mr. John Evans, our Chairman, participated in $100,000 of the Bridge Notes.

Maroon Bells Capital LLC Advisory Agreement
-------------------------------------------

     On January 29, 2001, we entered into an advisory agreement with MBC, LLC ("MBC") for 24 months with an automatic 12 month renewal. MBC, a merchant banking firm, is one of our shareholders. Pursuant to the advisory agreement, MBC provides certain advisory and business development services in exchange for a monthly advisory fee. In addition, MBC will be paid a success fee upon the completion of the financing and in connection with certain merger and acquisition and business development activities on behalf of USA Broadband, Inc. and will be issued 500,000 warrants to purchase common stock of USA Broadband, Inc. at an exercise price of $1.50 per share, to be issued upon the completion of an acquisition, which had
not yet closed prior to June 30, 2001.   Mr. Paul Moore, a significant
shareholder, is the principal of MBC. Prior to his involvement with the company, Edward Mooney was a consultant to Maroon Bells Capital, LLC and Mr. Mooney anticipates continuing that relationship.



David M. Lerten Employment Agreement
------------------------------------
     Effective April 1, 2001, we entered into a one (1) year employment agreement with David Lerten, who will serve as our Chief Executive Officer. The Agreement is renewable at the end of each year and provides Mr. Lerten with a $240,000 annual salary and a potential bonus of up to 100% of his salary based on his performance during the year. Additionally, Mr. Lerten has been given the right to purchase up to 166,667 shares of Series A Preferred Stock in exchange for a promissory note, secured by such stock, in the amount of $250,000. The note will bear interest at the rate of 6%, payable annually. Mr. Lerten will also be granted options to purchase 100,000 shares at $1.50, 100,000 shares at $2.50 and 100,000 shares at
$3.50.  The options will vest over a 36 month period ending in April 2004.

Evans Capital Management LLC Consulting Agreement
-------------------------------------------------
     Effective April 1, 2001, we entered into a consulting agreement with Evans Capital Management LLC for advice related to financings, mergers and acquisitions. We pay $10,000 per month under this agreement. In addition, we agreed to grant to Mr. Evans an option to purchase 150,000 shares of Common Stock of the Company at an exercise price of $0.50. The options have a three (3) year term with vesting to be determined by the board of directors. Mr. Evans will devote a portion of his time to the Company as
Chairman of the Board of Directors and as a consultant.   Evans Capital
Management LLC is a co-tenant, along with USA Broadband, Inc., in office space leased to us by First Capital LLC. We pay First Capital LLC $5,000 per month for our corporate headquarter office space in Greenwood Village, Colorado. Neither Mr. Evans or Evans Capital Management is a related party to First Capital LLC and do not receive any financial benefit from the Company's lease with First Capital
LLC.

Edward P. Mooney Employment Agreement
-------------------------------------
     Effective April 1, 2001, we entered into an employment agreement with Edward P. Mooney. The Agreement is for a term of one (1) year and provides Mr. Mooney with a base salary of $120,000 per year. The Agreement is renewable annually and Mr. Mooney is entitled to bonuses as determined by the Board of Directors, up to 100% of his base salary. In addition, we agreed to grant to Mr. Mooney an option to acquire 100,000 shares of our common stock at an exercise price of $1.50 per share. The option is immediately vested and has a term of ten (10) years. Mr. Mooney in the past has served as an employee and as a consultant to MBC. Under his agreement, it is anticipated that Mr. Mooney may continue to devote a portion of his time consulting with MBC clients, and may serve as a member of the board of directors or consultant to other ventures not in competition with us.

Issuance of Option and Warrants
-------------------------------
Warrants and options to be issued to Maroon Bells Capital LLC, David Lerten, Edward Mooney and Evans Capital Management are expected to be formalized and executed subsequent to June 30, 2001.


Other Agreements
----------------
In conjunction with the acquisition of CCI, the refocusing of our strategy, the commencement of our new business strategy and other business and corporate development efforts, we have engaged the services of various third-party consultants under contracts with terms ranging from two to twelve months, primarily related to human resources, financial planning and controls, legal services, and corporate development. In some cases, such consultants and advisors may be granted options to purchase our common stock as part of their incentive compensation for rendering services to us. All such agreements have been negotiated at arms length at commercially acceptable rates and conditions. We may enter into additional consulting agreements on an as-needed basis. Additionally, we anticipate entering into agreements whereby certain vendors or creditors of ours or of Cable Concepts, Inc. agree to accept shares of our common or preferred stock in lieu of cash payments.

RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS
-----------------------------------------
Since June 30, 2001, we have completed and disclosed the following events:

Reincorporation Merger and Name Change
--------------------------------------

     On or about June 7, 2001, a majority of the issued and outstanding shares of Optika Investment Company, Inc., a Nevada corporation ("Optika"), acting by written consent, approved a proposal to reincorporate Optika under the laws of the State of Delaware pursuant to an Agreement and Plan of Merger (the "Merger Agreement") between Optika and USA Broadband, Inc., a Delaware corporation and wholly-owned subsidiary of Optika, pursuant to which Merger Agreement Optika would merge with and into USA Broadband, with
USA Broadband as the surviving entity (the "Reincorporation").   The
Reincorporation became effective on July 9, 2001.

      Upon the effectiveness of the Reincorporation:

     (1) Optika ceased to exist and USA Broadband continued to exist in its present form under the name "USA Broadband, Inc."

     (2) Each outstanding share of common stock of Optika, par value $0.001 per share (the "Optika Common Stock"), was automatically converted into one
(1) fully paid and nonassessable share of common stock of USA Broadband, par value $0.001 per share (the "USA Broadband Common Stock")

     (3) The certificate of incorporation and restated bylaws of USA Broadband replaced the articles of incorporation and bylaws of Optika.

     (4) The directors and officers of USA Broadband immediately prior to the Reincorporation continued as the directors and officers of USA Broadband at the effective time of the Reincorporation.

     (5) By operation of law, USA Broadband succeeded to all of the assets and assumed all of the liabilities of Optika which existed immediately prior to the Reincorporation.

     Apart from those changes specifically set forth herein, the Reincorporation had no effect on the business, fiscal year, assets or liabilities of Optika. Nor did the Reincorporation cause the corporate headquarters or other facilities to be moved.

     Stock certificates representing Optika Common Stock may be exchanged for stock certificates representing USA Broadband Common Stock, at the election of stockholders, and in any case, new certificates will be issued upon transfer in the ordinary course of business. Mandatory stock certificate exchange is not required.

Acquisition of Cable Concepts, Inc.
-----------------------------------

     On July 18, 2001 (the "Closing Date"), we acquired, through our wholly-owned subsidiary 100% of the issued and outstanding capital stock of Cable Concepts, Inc. (the "Merger") pursuant to the terms of the of the Agreement and Plan of Reorganization by and among Optika, DD Acquisition, Inc., Cable Concepts, Inc. ("CCI") and the stockholders of CCI dated effective March 1, 2001 ("APR"). The Merger was consummated following approval of the Merger by the Stockholders of CCI. As provided in the APR, all Stockholders holding CCI Series A Common Stock exchanged all such stock for an aggregate of 1,000,000 shares of Registrant"s common stock, and all Stockholders holding CCI Series B Common Stock, Series C Common Stock and Series D Common Stock exchanged all such stock for an aggregate of (i) 7,875,000 shares of Registrant"s Series C Preferred Stock and (ii) 82,500 shares of Registrant"s common stock. In addition, on the Closing Date, all outstanding principal and accrued but unpaid interest on a promissory note issued by CCI in favor of BroadbandNOW Texas, Inc. ("BroadbandNOW") in the principal amount of $1,750,000 (the "BroadbandNOW Note") was converted into
(i) an aggregate of 1,475,000 shares of Registrant"s Series B Preferred Stock, (ii) a promissory note issued by the Registrant in favor of BroadbandNOW in the principal amount of $750,000 (the "Note"), and (iii) 15,452 shares of Registrant"s Common Stock.

     Also, on the Closing Date, all outstanding principal and accrued but unpaid interest on a promissory note issued by CCI in favor of Geneva Associates Merchant Banking Partners I, LLC ("Geneva") in the principal amount of $1,200,000 (the "Geneva Note") was converted into (i) 12,048 shares of Registrant"s Common Stock, (ii) 33,334 shares of Registrant"s Series A Preferred Stock and (iii) 1,150,000 shares of Registrant"s Series B Preferred Stock. Pursuant to the APR, on the Closing Date, the Registrant issued to Geneva 333,333 shares of its Series A Convertible Preferred Stock in conjunction with Geneva"s covenant in the APR to release a $500,000 commercial paper investment pledged by Geneva (the "Geneva CD") as collateral to LaSalle Bank National Association ("LaSalle"), which Geneva CD secured the payment of CCI"s obligation to LaSalle.

     In summary, the aggregate purchase price of the acquisition of CCI consisted of

     (i) An aggregate of 1,110,000 shares of Registrant"s common stock (including 12,048 and 15,452 shares of common stock issued upon conversion of the Geneva Note and the BroadbandNOW Note, respectively), having an aggregate market value of approximately $4.72 million on July 18, 2001;

     (ii) An aggregate of 366,667 shares of Registrant"s Series A Convertible Preferred Stock (including 33,333 shares issued to Geneva upon conversion of the Geneva Note and 333,333 shares issued to Geneva in conjunction with the release of the Geneva
           CD);

     (iii) An aggregate of 2,625,000 shares of Registrant"s Series B Preferred Stock (including 1,150,000 and 1,475,000 shares issued upon conversion of the Geneva Note and BroadbandNOW Note, respectively);

     (iv) An aggregate of 7,875,000 shares of Registrant"s Series C Preferred Stock, having an aggregate market value of approximately $7.88 million on July 18, 2001;

     (v)   The Note, in the principal amount of $750,000;

     (vi) The assumption by Registrant of approximately $1.4 million in CCI accounts payable; and

     (vii)     Approximately $250,000 in transaction costs.

     The purchase price for CCI was determined through arms-length negotiations between the parties. We financed the acquisition of CCI through the issuance of shares of Registrant"s Common Stock, Series A Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (none of which shares have been registered with the Securities and Exchange Commission), a promissory note, and the assumption
of certain CCI liabilities.   As part of the Merger, all CCI options and
warrants to acquire shares of CCI stock were either cancelled upon the effectiveness of the Merger or were exercised immediately prior to the Merger. No material relationships existed between any of the former CCI shareholders or its officers and directors on one hand, and USA Broadband, Inc. or any of our affiliates, directors, officers, or any associate of any director or officer of the Company, on the other hand.

     Pursuant to the terms of the APR, Robert Wallace, our former director and executive officer, agreed to cancel, prior to the Closing Date and as a condition of the Merger Agreement, approximately ten million shares of our common stock held by him. Before cancellation or transfer of approximately ten million shares by Mr. Wallace, we had approximately 13,653,043 shares of common stock outstanding. At that time, Mr. Wallace beneficially owned 10,015,000 shares, or approximately 73.3%, of our outstanding common stock.

     On July 12, 2001, Mr. Wallace cancelled 9,990,000 and transferred 10,000 shares of the Registrants common stock, effective upon the closing of the acquisition of CCI. Following the cancellation of such shares by Mr. Wallace, but prior to the Closing Date, the Registrant had 3,653,043 shares of common stock outstanding. At that time, Mr. Wallace beneficially owned approximately 10,000 shares, or 0.27%, of our outstanding common stock.

     Pursuant to the Merger, we issued an additional 1,110,000 shares of our common stock. Immediately after the Closing Date, we had 4,763,043 shares of common stock outstanding. On the Closing Date, former stockholders of CCI acquired approximately 23% of our outstanding shares of common stock, excluding additional shares of common stock that may be outstanding in the future as a result of the exercise of options and warrants and the conversion of shares of Series A Preffered Shares into shares of common stock.

Appointment of New Directors and Officers in connection with the Merger
-----------------------------------------------------------------------

     On April 1, 2001 our Board of Directors appointed the following individuals to the offices indicated: David Lerten as President and Chief Executive Officer, John R. Evans as Chairman of the Board, and Edward Mooney as Executive Vice President. The Registrant"s Board of Directors also appointed David Lerten, John Evans and Edward Mooney as directors. Effective July 12, 2001 and in conjunction with the closing of the acquisition of Cable Concepts, Inc., Robert Wallace resigned as an officer and director. Effective July 18, 2001, our Board of Directors appointed Russell Myers as a director of Registrant.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND BUSINESS
-------------------------------------------------------

     The factors below relate to general risks associated with an early-stage company as well as specific risks associated with the business of DDC.

No Assurance That an Active Market Will Develop for Our Common Stock
--------------------------------------------------------------------

    Until very recently, there has been no active public market for the Company's common stock and there can be no assurance that an active market will develop or be sustained in the future. We expect low volume and high volatility in our stock price for the foreseeable future. There may be significant volatility in the market price of common stock due to factors that may or may not relate to our performance. If a market for our common stock were to develop, the stock could trade at prices that may be significantly affected by various factors such as economic forecasts, financial market conditions, reorganizations, acquisitions and quarterly variations in our results of operations.

Volatility of Stock Price
-------------------------

     The market price of our common stock is expected to be volatile for the foreseeable future. We believe factors such as quarterly fluctuations in results of operations, announcements of new contracts by us and changes in either earnings estimates of the Company or investment recommendations by stock market analysts may cause the market price of our stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations, and such extreme price fluctuations may continue. These broad market and industry fluctuations may adversely affect the market price of our Common Stock.

Disclosure Relating to Low-Priced Stocks
----------------------------------------

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

Our Credit Arrangements Limit Our Ability to Pay Dividends
----------------------------------------------------------

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our debt instruments restrict our ability to pay cash dividends on our common stock. Moreover, we are a holding company, and our ability to pay dividends is dependent upon the receipt of dividends from our direct and indirect subsidiaries.


                                     15
Our Substantial Indebtedness Could Adversely Affect Any Investment in Securities Outstanding From Time to Time
---------------------------------------------------------------------

     Due to the acquisition of CCI or if we are successful in acquiring other assets or companies pursuant to our business strategy, we will have a significant amount of indebtedness and other trade payables. Our substantial indebtedness could have important consequences. For example, it could:

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

A Change of Control May Be Difficult
------------------------------------

     Our certificate of incorporation, as amended, will contain, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Delaware law which affect certain merger and other change of control transactions. These provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of our stockholders might consider to be in their best interests.

The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock
-------------------------------------------------------------------------
     Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options or warrants could adversely affect the prevailing market price of our common stock.

Risks of Our Direct Broadcast Satellite Business
------------------------------------------------
     Upon Acquisition of Cable Concepts, Inc. we have certain risks relating to DIRECTV and the broadband business in general:

Satellite and Direct Broadcast Satellite Technology Could Fail or Be
Impaired
---------------------------------------------------------------------
     If any of the DIRECTV satellites are damaged or stop working partially or completely for any of a number of reasons, DIRECTV customers would lose programming. We would in turn likely lose customers, which could materially and adversely affect our operations, financial performance and the trading price of our common stock.

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

Events at DIRECTV Could Adversely Affect Us
-------------------------------------------
     Because we are an intermediary for DIRECTV, events at DIRECTV that we do not control can adversely affect us. One of the most important of these is DIRECTV's ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming; it purchases it
from third parties.  DIRECTV's success   and therefore ours   depends in
large part on DIRECTV's ability to make good judgments about programming sources and obtain programming on favorable terms. We have no control or influence over this.

Programming Costs May Increase, Which Could Adversely Affect Our Direct Broadcast Satellite Business
-----------------------------------------------------------------------_
     Programmers could increase the rates that DIRECTV pays for programming. As a result, our costs would increase. This could cause us to increase our rates and lose either customers or revenues.

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

We May Lose Our DIRECTV Rights After the Initial Term of Our Agreements.
------------------------------------------------------------------------
     We may or may not be able to continue in the DIRECTV business after the current DIRECTV satellites are replaced. If we can continue, we cannot predict what it will cost us to do so.

     Our revenues and financial performance would be adversely affected if we are not able to continue in the DIRECTV business for the reasons described above.

The Effects of New Federal Satellite Television Legislation on Our Business Is Unclear
-------------------------------------------------------------------

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

We Could Lose Money Because of Signal Theft
-------------------------------------------

     If signal theft becomes widespread, our revenues would suffer. Signal theft has long been a problem in the cable and direct broadcast satellite industries. DIRECTV uses encryption technology to prevent people from receiving programming without paying for it. The technology is not foolproof and there have been published reports that it has been compromised.

Direct Broadcast Satellite Services Face Competition from Cable Operators
-------------------------------------------------------------------------

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

Direct Broadcast Satellite Equipment Shortages Could adversely Affect Our Direct Broadcast Business
-------------------------------------------------------------------------

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

Other Risks of Our Business
---------------------------

We Face Certain Other Regulatory Risks
--------------------------------------

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

We Have a History of Substantial Losses; We Expect Them to Continue; Losses Could Adversely Affect Our Stock Price and Access to Capital Markets
---------------------------------------------------------------------------

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

We May Not Be Able to Generate Enough Cash To Service Our Debt
--------------------------------------------------------------

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

     Based on our current level of operations and assuming that we raise at least $5.25 in the Series A Preferred Offering, and can arrange for extensions or substitution of current debt facilities, we believe our cash flow from operations, available cash and available borrowings under our credit facilities, will be adequate to meet our future liquidity needs for at least the next twelve months.

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

We Face Significant Competition; the Competitive Landscape Changes
Constantly
-------------------------------------------------------------------

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

Uncertainty as to Sufficiency of Funds
--------------------------------------

     We believe that the net proceeds from planned private capital financings will provide we with sufficient capital to fund continuing operations, however, substantial additional debt or equity financing may be needed to achieve our short-term and long-term business objectives. There can be no assurance that we will be able to obtain additional debt or equity capital to meet its future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect our business and results of operations.

     We expect to need additional capital in the future and it may not be available on acceptable terms
---------------------------------------------------------------------

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

We may not realize the potential financial and strategic benefits of the
Merger
-------------------------------------------------------------------------

     There can be no assurance that CCI and the Company will be able to effectively market and distribute the current CCI technology and services or to develop CCI's technology and services so as to produce new or enhanced products or services that will be accepted by the marketplace. In addition, even if CCI can effectively develop and sell its services using CCI technologies, there can be no assurance that such products and services can compete effectively with competitors' products and service offerings. Further, any such sales may not result in increased revenue for CCI and the Company. The failure to generate revenue or to derive a strategic advantage in the delivery of products and services following the Merger could have an adverse impact on the combined business, financial condition and results of operations of the CCI and the Company.

We may not be able to compete successfully against current and future competitors
---------------------------------------------------------------------

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

Our future profitability is dependent on the introduction and acceptance of our broadband and other online services
--------------------------------------------------------------------------

     A portion of our revenue is dependent on broadband and other internet services. Demand and market acceptance for these recently introduced services and products over the Internet are subject to a high level of uncertainty. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, we would be materially adversely affected.
                                     21
We need to hire and retain qualified personnel to sustain our business
----------------------------------------------------------------------

     We are currently managed by a small number of key management and operating personnel. Except as otherwise disclosed herein, we do not have any term employment agreements with, nor do we maintain "key man" insurance on, any employee. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. If any key officer or employee were unable or unwilling to continue in their present positions, our business could be harmed. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense. If we are unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, that may have a material adverse effect on our business and results of operations. We have and will engage the services of third-party human resources and recruiting professionals, but there is no assurance that any of these will provide us with qualified executive, financial or operational management to meet or needs on terms acceptable to us.

Our Profitability and Financial Condition is Dependant Upon the Operations
of CCI
--------------------------------------------------------------------------
     All of our operations are conducted by CCI and we have no other source of revenue or income. Therefore, our profitability and financial condition is completely dependant upon the operations of CCI.

Our internal projections are based on assumptions that may change and therefore are not necessarily indicative of future performance
---------------------------------------------------------------------
     Any internal projections developed by management are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Consequently, actual results will vary from the projections and these variations may be material. Prospective investors are cautioned not to place reliance on any forward looking statements.


                                  PART II


OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .

     USA Broadband, Inc. is not party to any lawsuit or legal proceeding as of this date. From time to time, the Company's wholly-owned subsidiary, Cable Concepts, Inc. is involved in legal proceedings related to its normal business operations, none of which is deemed material as of this date.


Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .None

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .None


                                     22

Item 4. Submission of Matters to a Vote. . . . . . . . . . . . . . . . . .

     On or about June 7, 2001, a majority of the issued and outstanding shares of Optika Investment Company, Inc., a Nevada corporation ("Optika"), acting by written consent, approved a proposal to reincorporate Optika under the laws of Delaware pursuant to an Agreement and Plan of Merger (the "Merger Agreement") between Optika and USA Broadband, Inc., a Delaware corporation and wholly-owned subsidiary of Optika, pursuant to which Merger Agreement Optika would merge with and into USA Broadband, with USA Broadband as the surviving entity (the "Reincorporation"). On June 19, 2001 the Company mailed an Information Statement to each of its stockholders regarding the actions taken by the Written Consent. The Reincorporation became effective on July 9, 2001, upon the filing of Articles of Merger with the Secretary of State of the State of Nevada and a Certificate of Merger with the Secretary of State of the State of Delaware.

See "Recent Developments " Reincorporation Merger"

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .None

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .None

     (a) Exhibits

     2.1 Agreement and Plan of Reorganization By and Among Optika Investment Company, Inc., DD Acquisition, Inc., Cable Concepts, Inc., and the Shareholders of Cable Concepts, Inc. Dated March 1, 2001 (as previously filed with the Company's report on Form 8-K on July 27, 2001).

	2.2 Agreement and Plan of Merger (as previously filed with the Company's report on Form 8-K on August 27, 2001.)

	3.1 Certificate of Incorporation of USA Broadband, Inc., (as previously filed with the Company's report on Form 8-K on August 27,
2001).

	3.2 Amended and Restated By-Laws of USA Broadband, Inc., (as previously filed with the Company's report on Form 8-K on August 27,
2001).

     (b) Reports on form 8-K

     On July 27, 2001 the Company filed a Report on From 8-K relating to the Acquisition of Cable Concepts, Inc. and certain change of control events relating to the acquisition and to the cancellation of shares of the Company's stock.

     On July 27, 2001 the Company filed a Report on From 8-K relating to the Reincorporation Merger of Optika Investment Company, Inc. into USA Broadband, Inc. a Delaware corporation.



                                     23




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated August 20, 2001              USA Broadband, Inc.

                                   /S/ David Lerten
                                   ------------------------------
                                   David Lerten
                                   Chief Executive Officer




















                                     24