Form 10KSB40
period 2001-09-30
USA BROADBAND INC
filed 2002-01-25
CIK 1105947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-29433

USA BROADBAND, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	84-1592698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

921 Transport Way, Suite 400, Petaluma, CA 94954
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (707) 762-3997

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Shares of Common Stock, par value $.001

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Revenue for the year ended September 30, 2001: $1,261,000

        As of December 31, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,345,129.

        As of December 31, 2001, the number of shares outstanding of the Registrant's Common Stock was 4,963,043.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business of the Company

        We are seeking to position ourselves to become an industry leader in providing digital television, entertainment, data, Internet and broadband services. We are seeking to develop a suite of popular digital services based on best-of-breed delivery technologies, such as direct broadcast satellite services and high speed wireline and wireless access. We are focusing initially on the multiple dwelling unit ("MDU") market and, through our subsidiary, Cable Concepts, we currently serve approximately 12,000 subscribers in this market. We are seeking to acquire or develop additional operating assets and subsidiaries to pursue market opportunities in strategic geographic markets.

        We will continue to focus on: (i) identifying assets to acquire in strategic markets; (ii) seeking additional business opportunities to deliver video and data services in the MDU marketplace; and (iii) exploring business opportunities to provide video and data services in other market segments, such as planned community developments. The U.S. satellite-delivered television market is expected to reach 25 million persons in 2005, up from 14 million persons currently, according to the Yankee Group. We have a systems operator agreement with DIRECTV and other providers to deliver digital programming to subscribers. Unleashing the full power of the Internet requires broadband connectivity, which is expected to become a $20 to $30 billion market by 2005, according to Pioneer Consulting. We will seek, over time, to bundle digital entertainment and high-speed Internet services to our subscribers.

        We acquired Cable Concepts in July 2001. Cable Concepts does business under the name Direct Digital Communications ("DDC"). DDC markets its services to apartment owners and condominium developments. DIRECTV believes that DDC is DIRECTV's largest non-Regional Bell Operating Company MDU System Operator. In some areas, DDC provides "private cable" television services to MDUs.

        DDC generates revenue via a revenue sharing agreement with DIRECTV as well as through delivering its own local programming and related services. DDC secures the right to deliver its service to MDU customers with an average ten-year term exclusive Right of Entry ("ROE") marketing agreements. DDC deploys its in-building systems using a fiber/coax hybrid distribution infrastructure, which offers up to 3,000 Mhz of bandwidth, coupled with interdiction and Ethernet connectivity. We believe this allows for a cost effective "last mile" delivery of services capability, including, but not limited to, digital television and high-speed data that are in high demand by customers. DDC typically has provided system design and installation, systems management, and ongoing customer service. In most cases, once a system is installed in a multi-tenant building, DDC markets its television services directly to building residents.

        Over the past nine years, DDC has expanded its operations to include a full range of services which includes installing and operating broadband telecommunications services. DDC's strategy has foused on combining specialized industry knowledge with technical expertise and a localized approach to providing customer sales and service and high quality, high demand products and services, such as DIRECTV.

        As of December 31, 2001, DDC had entered into 169 ROE agreements and is operating, or in the process of installing, 169 cable network systems in 26,939 apartment units in eleven states. As of December 31, 2001, DDC has 12,393 owned and 665 managed subscribers. DDC receives direct payments from subscribers for local and community programming and revenue share payments from DIRECTV for premium programming. Roughly three-quarters of the company's MDU properties have been "takeovers" from previous system operators (including cable television system operators) and "overbuilds" of existing cable systems, while the remaining one-quarter have been new installations of intra-building broadband infrastructure. In the future, we intend to concentrate on acquiring existing systems and operating assets.

        We focus our marketing efforts on properties with demographics that favor services such as DIRECTV. We believe that consumers perceive DIRECTV to be a superior product to cable and high-speed data to be a superior product to traditional dial-up modem service. Until recently, these services have been largely unavailable to most MDU residents. These factors have created a large niche market for DDC to establish exclusive, long-term contract rights to sell these advanced video and data services. DDC's presence in this under-serviced market also affords them the opportunity to sell and, in the future, to cross-sell other telecommunications products. Over 50% of DDC's ROE agreements provide for exclusive data service rights in addition to digital television rights. We believe the market for data service rights is attractive and we intend to focus more attention on increasing our presence in that market.

Competition

        We compete with other multichannel programming distributors, including other direct broadcast satellite operators, cable operators, wireless cable operators, Internet and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than us. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us.

        Franchise cable operators typically have an exclusive franchise to provide wire-line cable television within a particular municipality. The average franchise cable offering has between 50 and 70 channels and is dominated by large competitors such as AT&T/TCI, Time Warner, Cox Cable, Media One and Comcast. Historically, the franchise cable offerings have been delivered via a 550Mhz, one-way coaxial wire that limited the number of channel offerings and prohibited the franchise cable companies from offering other value added services, such as high-speed Internet access, telephony and other video offerings. Digital cable services offer broader channel line-ups and premium services.

        Franchise cable operators have not historically focused on the MDU market and also have been reluctant to offer a revenue sharing program. However, despite the lack of focus on the MDU market and the general reluctance to embrace the profit sharing business model, we believe that, due to their financial resources, franchise cable operators may provide a significant source of competition.

History

        We were originally incorporated under the name Double Ought Green Corporation on November 22, 1985 in the State of Utah for the purpose of acquiring business entities or other investment activities. In February 1999, we changed our name to Sumex Corporation and in March 1999, to EZIX.COM, Inc. In July 1999, we acquired Ecenter, Inc. and changed our name to Merlin Software Technologies, Inc. in December 1999. We changed our name to Optika Investment Company, Inc. in January 2000. We adopted our present strategy in early 2001 and changed our name to USA Broadband, Inc. in July 2001 following our acquisition of DDC. In early January 2002, we announced that we have integrated DDC's operations. As part of the integration, we are relocating DDC's headquarters to its previous field office located in Southern California, outscourcing certain office support functions, recruiting a new controller and financial staff, and developing certain other new business relationships intended to increase DDC's profitability.

        We also are in the process of restructuring our executive management group. Our previous President and Chief Executive Officer, David M. Lerten, resigned from both positions in December 2001 to pursue other interests. Mr. Lerten also resigned as a member of our board of directors. Upon Mr. Lerten's resignation, we installed Edward P. Mooney as our Interim President and Chief Executive Officer. Mr. Mooney, who also is a member of our board, previously served as our Executive Vice

President. We have commenced a search for a permanent president and chief executive officer with strong industry experience and relationships that will lead us through the next stages of our corporate development.

ITEM 2.    DESCRIPTION OF PROPERTY

        None

ITEM 3.    LEGAL PROCEEDINGS

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None—not applicable

PART II

ITEM 5.    MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our shares are traded in the over-the-counter market under the symbol (USBU). The table below shows the high and low closing prices for each quarter for the fiscal years ended September 30, 2001 and 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	2001	Share Price
9/30/01	High Low	$ $	4.45 4.00
6/30/01	High Low	$ $	4.25 4.25
3/31/01	High Low		n/a n/a
12/31/00	High Low		n/a n/a
Quarter Ended	2000	Share Price
9/30/00	High Low	n/a n/a
6/30/00	High Low	n/a n/a
3/31/00	High Low	n/a n/a
12/31/99	High Low	n/a n/a

        As of December 31, 2001, we had approximately 255 record holders of our shares of common stock. We have not declared any cash dividends on our common stock since inception and our board of directors has no present intention of declaring any dividends. For the foreseeable future, we intend to retain all earnings, if any, to develop and expand our business.

        During the fiscal years ended September 30, 1999 through September 30, 2001, we sold the following securities in transactions exempt from the registration requirements of the Securities Act:

          1.    From January 15, 2001 through September 29, 2001, we issued warrants to purchase an aggregate of 554,666 shares of our common stock to three persons in separate transactions. We issued warrants to purchase: (i) 500,000 shares of our common stock at the exercise price of $1.50 per share to Maroon Bells Capital, L.L.C. ("MBC") in connection with entering into an advisory agreement with MBC; (ii) 10,000 shares of our common stock at an exercise price of $1.50 per share to one person in consideration for performing consulting services and (iii) 44,666 shares of our common stock at an exercise price of $.01 per share to one person in consideration for assigning and converting a portion of the indebtedness of DDC. Each warrant expires five years from the date it was issued and entitles its holder to purchase one share of our common stock. We relied upon the exemption from the registration requirements of the Securities Act provided by Regulation D promulgated thereunder with respect to the warrants and the stock underlying these warrants issued to MBC.

          2.    From February 1, 2001, through September 29, 2001, we issued an aggregate of 3,283,899 shares of our Series A Convertible Preferred Stock to a total of 62 persons for cash consideration totaling $4,724,000, plus accrued interest of approximately $28,000. We issued: (i) 1,048,118 shares to a total of 27 persons upon conversion of bridge notes totaling $1,500,000, plus accrued interest of approximately $28,000; (ii) 2,149,666 shares to a total of 33 persons in connection with a private placement for cash consideration totaling $3,224,500; (iii) 8,000 shares to one person in lieu of paying a finder's fee that we owed in connection with the private placement of our Series A Convertible Preferred Stock and (iv) 44,781 shares, as well as 25,000 shares of our common stock, to one person in consideration for the assignment and conversion of certain indebtedness of DDC. Each share of Series A Convertible Preferred Stock is convertible at any time, at the holder's option, into one share of our common stock for no additional considerations. Additionally, we issued warrants to the 27 Bridge Note holders to purchase a total of 1,000,000 shares of our common stock. Each warrant has an exercise price of $0.01 per share and expires five years from the date the warrant was issued. Each warrant entitles its holder to purchase one share of our common stock.

          3.    During the period from March 1, 2001, through September 15, 2001, we issued options to purchase a total of 840,000 shares of our common stock to a total of nine persons in separate transactions. We issued options to purchase 150,000 shares of our common stock to one person in consideration for providing executive recruiting services and the remaining options to purchase a total of 690,000 shares of our common stock to a total of eight persons in connection with various employment and consulting agreements. The options have exercise prices ranging from $0.50 to $1.50 per share and expire ten years after they were issued. Each option entitles its holder to purchase one share of our common stock. We relied upon the exemption from the registration requirements of the Securities Act provided by Regulation D promulgated thereunder with respect to options issued to Edward Mooney, our interim President and Chief Executive Officer, which entitle him to purchase 100,000 shares of our common stock.

          4.    On July 18, 2001, we issued 185,000 shares of our common stock to an investor in consideration for converting indebtedness owed by DDC.

          5.    In conneciton with acquiring DDC, we issued a total of 1,082,500 shares of our common stock and 7,875,000 shares of our Series C Preferred Stock in consideration for converting indebtedness owed by DDC, 2,625,000 of Series B Preferred Stock, 33,334 shares of Series A Preferred Stock and 27,500 shares of common stock, all in exchange for $2.2 million aggregate principal amount of indebtedness owed by DDC.

        No underwriting commissions or discounts were paid in connection with any of the above transactions, with the exception of the "finder's fee" discussed above. We also paid approximately $35,000 in finder's fees in cash to certain finders and also issued securities to MBC for financial advisory services during the fiscal year ended September 30, 2001. Except as described above, we relied upon the exemption from the registration requirements of the Securities Act under of Section 4(2) of the Securities Act with respect to the offer and sale of the unregistered securities described above. We conducted no general solicitation or advertising in connection with the offering of any of the transactions described above. Each of the persons that acquired unregistered securities had a pre-existing relationship with us, MBC or one of our "finders." In addition, each purchaser was required to complete a subscription document and confirm their status as a "sophisticated investor." We provided each potential purchaser with an opportunity to meet with, and ask questions of, our management.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        In July 2001, we acquired DDC. Prior to acquiring DDC, we did not have any material operations. Our results of operations for the fiscal year ended September 30, 2001 reflect primarily the operations of DDC from July 1 through September 30, 2001. The DDC acquisition provides us with a platform to implement our strategy to become a provider of digital television, data and broadband Internet services.

Results of operations

        Comparison of Year Ended September 30, 2001 to the Year ended September 30, 2000.

        During the year ended September 30, 2001 and 2000, our net loss from operations was approximately $4.9 million and $2,000, respectively. We had no material operations during the years ended September 30, 2000. As noted above, during the year ended September 30, 2001, we acquired DDC. During that period, our revenues were approximately $1.2 million, which reflect one quarter of operations for DDC. Our total operating expenses were approximately $5.5 million. Selling, general and administrative expenses totaling approximately $5.0 million comprised the largest portion of our expenses.

Liquidity and Capital Resources

        Our financial statements have been presented on the going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2001, we had a working capital deficit of approximately $6.7 million. Substantially all of our net loss for the fiscal year ended September 30, 2001 was generated following the acquisition of DDC. Our ability to continue as a going concern depends on our ability to raise the capital necessary to successfully implement our business plan and ultimately achieve profitable operations. Subsequent to September 30, 2001, we implemented significant cost-cutting measures designed to increase operational efficiency. We also plan to focus the geographic concentration of our operations and will sell assets that do not fit into our plan. We also received an additional $600,000 of proceeds from sale to our Series A preferred stock and expect to complete an additional equity offering in the next year.

        As of September 30, 2001, we had two lines of credit aggregating $2.3 million. The first line ($2.0 million) expires on April 4, 2002. The second line ($300,000) expires on February 15, 2002. Draws under each line bear interest at a rate equal to prime plus two hundred basis points (8% at September 30, 2001). As of September 30, 2001, we had drawn a total of $2.3 million on these lines and were not in compliance with certain convenants under the loan agreements for each line. We also have a separate line of credit aggregating $200,000 which expires on February 15, 2002. Draws on this line bear interest at a rate equal to 6.75% per annum. As of September 30, 2001, we had drawn a total of $147,000 on this line. We presently are discussing with third parties a refinancing of these lines. As of September 30, 2001, we also had long-term debt of $1,725,000 which matures in April 2002 and which bears interest at a rate equal to prime plus two hundred basis points (8% as of September 30, 2001). We also had a subordinated note in the principal amount of 750,000 which matured in December 2001. This note bears interest at a rate equal to 11% per annum.

Cash flows from Operating Activities

        Our operations utilized net cash of approximately $1.7 million for the year ended September 30, 2001. The use of cash was related primarily to funding the net losses from our operations reduced by adjustments for non-cash expenses such as depreciation, stock-based compensation, an increase in accounts payable and amortization of note discount.

Cash flows from Investing Activities

        During the year ended September 30, 2001, we used cash from investing activities of approximately $2.7 million. This cash was used primarily to fund advances to DDC prior to completing the acquisition, as well as acquisition costs, to purchase property and equipment related to installation at MDU properties, and to increase restricted cash.

Cash Flows from Financing Activities

        During the year ended September 30, 2001 financing activities generated approximately $4.6 million. We generated these cash flows primarily from the proceeds an offering of bridge notes ($1.5 million) and the offering of our Series A Preferred Stock (approximately $3.1 million). The Bridge Notes were subsequently converted into shares of our Series A Preferred Stock. In connection with the offering of Bridge Notes, each investor received a warrant to purchase shares of our common stock at a ratio equal to 66,667 shares for every $100,000 in Bridge Notes. The proceeds from the Bridge Notes were subsequently loaned to DDC, which used the proceeds to pay operating expenses. The shares of Series A Preferred Stock are convertible into shares of our common stock at a ratio equal to one share of common stock for each outstanding share of Series A Preferred Stock.

FACTORS AFFECTING AN INVESTMENT IN OUR SHARES

The market for our common stock is limited and price changes may be volatile

        The shares of our common stock are not traded on an exchange or through the Nasdaq National Market or the Nasdaq Small Cap Market automated quotation systems. Instead, our shares are traded over-the-counter and the market for these shares is not as developed as it would be if our shares were listed on an exchange or included in the Nasdaq National or Small Cap market.

        In addition, the market price of our common stock is expected to be volatile for the foreseeable future. Factors such as quarterly fluctuations in results of operations, the announcement of new contracts or changes in either earnings estimates or investment recommendations by stock market analysts, among others, may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations which may continue for the foreseeable future. These broad market and industry fluctuations may adversely affect the market price of our common stock. Further, the share of our common stock currently falls within the SEC's definition of a "penny stock" which may further limit the market for our common stock.

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

Our Substantial Indebtedness Could Adversely Affect Any Investment in Securities Outstanding From Time to Time

        We may incur significant amounts of indebtedness in acquiring other assets or companies. This indebtedness could have inportant consequences. For example, it could:

  •
  make it more difficult for us to pay our obligations;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other activities;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

A Change of Control May Be Difficult

        Our certificate of incorporation contains, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Delaware law which affect certain merger and other change of control transactions. These provisions could delay, deter of prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that our stockholders may consider to be in their best interests.

The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock

        Through September 30, 2001, a total of approximately 2.4 million shares of our common stock are issuable on exercise of options or warrants previously issued by us or on conversion of previously issued preferred stock. Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options, warrants or preferred stock likely would have an adverse effect on the prevailing trading price of our common stock.

Satellite and Direct Broadcast Satellite Technology Could Fail or Be Impaired

        Direct broadcast satellite technology is highly complex and is still evolving. As with any such product or system, it might not function as expected or may not last for its expected life. If any of the DIRECTV satellites are damaged or stop working partially or completely for any of a number of reasons, DIRECTV customers would lose programming. In turn, we likely would lose customers, which could materially and adversely affect our operations, financial performance and the trading prices of our common stock.

Events of DIRECTV Could Adversely Affect Us

        Because we are an intermediary for DIRECTV, events at DIRECTV that we do not control can adversely affect us. One of the most important of these is DIRECTV's ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming but rather purchases it from third parties. DIRECTV's success — and therefore ours — depends in large part on DIRECTV's ability to make good judgments about programming sources and obtain programming on favorable terms. We have no control or influence over DIRECTV.

Programming Costs May Increase, Which Could Adversely Affect Our Direct Broadcast Satellite Business

        Programmers could increase the rates that DIRECTV pays for programming. As a result, our costs would increase. This could cause us to increase our rates and lose either customers or revenues. The law requires programming suppliers that are affiliated with cable companies to provide programming to all multi-channel distributors (including DIRECTV) on nondiscriminatory terms. The rules implementing this law are scheduled to expire in 2002. If they are not extended, these programmers could increase DIRECTV's rates, and therefore ours. If we increase our rates, we may lose customers. If we do not increase our rates, our costs, revenues and financial performance could be adversely affected.

We May Lose Our DIRECTV Rights After the Initial Term of Our Agreements

        We may or may not be able to continue in the direct broadcast satellite business after the current DIRECTV satellites are replaced. If we can continue, we cannot predict what it will cost us to do so. Our revenues and financial performance would be adversely affected if we are not able to continue in the direct broadcast business or if we cannot locate suitable replacement programming for our customers.

The Effects of New Federal Satellite Television Legislation on Our Business Is Unclear

        On November 29, 1999, the former President Clinton signed the Satellite Home Viewer Improvement Act of 1999. This act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rule-makings and studies in connection with this legislation. We cannot predict the effect of this new law on our business at this time.

        The act resolves many of the issues involved in years of litigation between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, it also preserves the industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends through December 31, 2004 the statutory right, for a copyright royalty fee, of the industry to retransmit independent programming (so-called superstations) to subscribers as "distant" signals. Further, satellite carriers will be required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna.

        Among other things, the act directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rule making proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time.

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

Direct Broadcast Satellite Services Face Competition from Cable Operators

        One of the competitive advantages of direct broadcast satellite systems is their ability to provide customers with more channels and better quality digital signal than traditional analog cable television systems. Many cable television operators are making significant investments to upgrade their systems from analog to digital. This upgrade will significantly increase the number of channels that cable television operators can provide to their customers and the quality of the transmission. In addition, many cable television operators are upgrading their systems to provide their customers with high-speed Internet access. These upgrades could make cable television a more attractive alternative for property owners and consumers, which could have an adverse effect on our direct broadcast satellite business.

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

We Face Certain Other Regulatory Risks

        The direct broadcast satellite, television broadcast, and cable industries are subject to regulation by the FCC under the Communications Act of 1934 and, to a certain extent, by state and local authorities. Proceedings to implement the Communications Act are ongoing, and we cannot predict the outcome of these proceedings or their affect on our business. DIRECTV depends on FCC licenses to operate its digital broadcast satellite service. If the FCC cancels, revokes, suspends, or fails or renew any of these licenses, it would adversely affect our results of operations, financial condition and the trading price of our common stock.

We Have a History of Substantial Losses; We Expect Them to Continue; Losses Could Adversely Affect Our Stock Price and Access to Capital Markets

        We have never made a profit. Because of interest expense on our substantial debt, we do not expect to have net income for the forseeable future. To the extent investors measure our performance by net income or loss, rather than alternative measures based on cash flow of operating subsidiaries, continuing losses could adversely affect our access to capital markets and the trading price of our common stock.

We May Not Be Able to Generate Enough Cash To Service Our Debt

        Our ability to make payments on and to refinance our indebtedness, including securities outstanding from time to time, and to fund planned capital expenditures and other activities will depend on our ability to generate cash. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that we will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund other needs.

        We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facilities, on commercially reasonable terms, if at all.

We Face Significant Competition; the Competitive Landscape Changes Constantly

        Our direct broadcast satellite business faces competition from other current or potential multi-channel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet and local and long-distance telephone companies. These competitors may be able to offer more competitive packages, or pricing than we or DIRECTV can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us and, hence, the trading price of our common stock.

We Expect to Need Additional Capital in the Future and it May Not Be Available on Acceptable Terms

        We anticipate incurring substantial costs in installing, operating and maintaining our direct broadcast satellite systems and in implementing our business plan. We expect to need significant amounts of working capital for infrastructure, marketing, personnel, general and administrative costs, and to fund losses prior to achieving profitability.

        We will need to raise additional capital, either debt or equities. There is no assurance that additional capital will be available to us on favorable terms and conditions, if at all. An inability to fund our capital needs would adversely affect our business and the trading price of our common stock.

We May Not Be Able to Compete Successfully Against Current and Future Competitors

        The market for viewing audiences is rapidly evolving and very competitive. We face competition from cable providers as well as other satellite companies. We expect competition in this market to intensity in the future.

        Large telecommunications companies and cable operators such as AT&T and AOL-Time Warner have the ability and resources to compete in our market if they chose to do so. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

        Increased competition also may result in reduced commissions and loss of market share. Further, as a strategic response to changes in the competitive encironment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business and the trading price of our common stock.

Our Future Profitability Is Dependent on the Introduction and Acceptance of Our Broadband and Other Online Services

        A portion of our projected future revenue is dependent on broadband and other internet services. Demand and market acceptance for these recently introduced services and products which are delivered over the Internet is highly uncertain. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, exist and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in, or insufficient availability of, telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial market place, our business and the trading price of our common stock could be adversely affected.

We Need to Hire and Retain Qualified Personnel to Sustain Our Business

        We are currently managed by a small number of key management and operating personnel. We do not maintain "key man" insurance on any employee. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, many of whom have only recently been hired, and our ability to attract highly-skilled employees. If any key officer or employee were unable or unwilling to continue in their present position, our business and the trading price of our common stock could be adversely affected. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly-skilled employees. Competition for employees in our industry is intense. If we are unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, our business and the trading price of our common stock could be adversely affected.

ITEM 7.    FINANCIAL STATEMENTS

(a)	(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):
Independent Auditors Report
Consolidated Balance Sheet as of September 30, 2001.
Consolidated Statements of Operations for the years ended September 30, 2001 and 2000.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2001 and and 2000.
Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000.
Notes to Consolidated Financial Statements.
(2)	Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the materials appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission under the caption "Election of Directors" and "Management."

ITEM 10.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the materials appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission under the caption "Management."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the materials appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the materials appearing in our definitive proxy statement to be filed with the Securities and Exchange Commission under the caption "Certain Relationships and Related Transactions."

ITEM 13.    EXHIBITS AND REPORTS ON FORM 10-K

(a)	Exhibits
Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization By and Among Optika Investment Company, Inc., DD Acquisition, Inc., Cable Concepts, Inc. and the Shareholders of Cable Concepts, Inc., dated March 1, 2001. Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001.
2.2	Agreement and Plan of Merger. Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001.
3.1	Certificate of Incorporation of USA Broadband, Inc. Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001.
3.2	Amended and Restated Bylaws of USA Broadband, Inc. Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001.
3.3
Certificate of Designation, Preferences and Other Rights of the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001.
4.1	Form of Warrant to purchase shares of Common Stock of the Company. Filed herewith.
4.2	Form of Option to purchase the Company's Common Stock. Filed herewith.

4.3	Registration Rights Agreement entered into with each of the Company's Series A Convertible Preferred shareholders. Filed herewith.
10.1	Advisory Agreement with Maroon Bells Capital, LLC dated January 29, 2001. Filed herewith.
10.2	Letter Agreement with Landry Montana Partners dated April 15, 2001. Filed herewith.
10.3	Employment Agreement with Edward P. Mooney dated as of April 1, 2001. Filed herewith.
10.4	Stock Option Agreement with Edward P. Mooney dated as of April 1, 2001. Filed herewith.
10.5	Separation Agreement with David M. Lerten dated as of December 19, 2001. Filed herewith.
10.6	Stock Option Agreement with David M. Lerten dated as of December 19, 2001. Filed herewith.
10.7	Stock Pledge and Security Agreement with David M. Lerten dated as of December 19, 2001. Filed herewith.
10.8	Promissory Note of David M. Lerten dated as of December 19, 2001. Filed herewith.
16.1	Letter on change in certifying accountant. Incorporated by reference from the Company's Current Report on Form 8-K dated December 6, 2001.
(b)	Reports on Form 8-K

        On July 27, 2001, the Company filed a Report on Form 8-K relating to the acquisition of Cable Concepts, Inc. and certain change of control events relating to the acquisition and to the cancellation of shares of the Company's stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA BROADBAND, INC.
By:	/s/ EDWARD P. MOONEY
Its:	President and Chief Executive Officer

Dated: January 23, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ EDWARD P. MOONEY	President, Chief Executive Officer & Director	January 23, 2002
/s/ BHASU PANCHAL	Principal Financial Officer	January 23, 2002
/s/ DOUGLAS COLE	Director	January 23, 2002
/s/ JOHN EVANS	Director	January 23, 2002
/s/ JON ERIC (RIC) LANDRY	Director	January 23, 2002
/s/ RUSSELL MYERS	Director	January 23, 2002

INDEPENDENT AUDITOR'S REPORT

Board of Directors
USA Broadband, Inc.
Petaluma, California

        We have audited the accompanying consolidated balance sheet of USA Broadband, Inc. and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Broadband, Inc. and Subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

HEIN + ASSOCIATES LLP
Denver, Colorado

January 14, 2002

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

/s/ Crouch, Bierwolf & Associates
November 17, 2000

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001
ASSETS
CURRENT ASSETS:
Cash	$181,000
Restricted cash	500,000
Accounts receivable, net of allowance for doubtful accounts of $671,000	318,000
Prepaid expenses and other current assets	16,000

Total current assets	1,015,000
PROPERTY AND EQUIPMENT:
Cable properties	12,520,000
Cable equipment	1,000,000
Leasehold improvements	19,000
Furniture and equipment	44,000
Computer software and equipment	110,000
Vehicles	22,000

13,715,000
Less accumulated depreciation	(476,000)

Net property and equipment	13,239,000
GOODWILL	9,850,000
OTHER ASSETS	296,000

TOTAL ASSETS	$24,400,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line-of-credit	$2,447,000
Current portion of long-term debt and capital lease obligations	1,309,000
Accounts payable	3,721,000
Accrued liabilities	193,000
Deferred revenues	101,000

Total current liabilities	7,771,000
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	1,598,000
DEFERRED REVENUES	574,000
OTHER LIABILITIES	188,000
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; 3,283,899 outstanding, liquidation preference of $4,922,000	4,733,000
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $2,717,000	2,391,000
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding, liquidation preference of $7,875,000	7,875,000
Common stock, $.001 par value; 100,000,000 shares authorized; 4,963,000 outstanding	5,000
Additional paid in capital	4,611,000
Accumulated deficit	(5,346,000)

Total stockholders' equity	14,269,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,400,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2001	2000
REVENUES	$1,261,000	$—
COST OF REVENUES	544,000	—

Gross profit	717,000	—
OPERATING EXPENSES:
Selling, general and administrative	5,057,000	2,000
Depreciation	475,000	—

Total operating expenses	5,532,000	2,000

Loss from operations	(4,815,000)	(2,000)

OTHER INCOME (EXPENSE):
Interest expense, net	(149,000)	—
Other income (expense), net	52,000	—

NET LOSS	(4,912,000)	(2,000)
ACCRUED CUMULATIVE PREFERRED STOCK DIVIDENDS	(168,000)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(5,080,000)	$(2,000)

NET LOSS PER COMMON SHARE	$(.43)	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,859,000	13,643,000

*
Less than $.01 per share

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, at October 1, 1999	—	$—	—	$—	—	$—	13,643,000	$14,000	$418,000	$(432,000)	$—
Net loss	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)

BALANCE, at September 30, 2000	—	—	—	—	—	—	13,643,000	14,000	418,000	(434,000)	(2,000)
Cancellation of common shares	—	—	—	—	—	—	(10,000,000)	(10,000)	10,000	—	—
Shares issued in acquisition of DDC	33,334	50,000	2,625,000	2,391,000	7,875,000	7,875,000	1,110,000	1,000	1,664,000	—	11,981,000
Option issued to employees	—	—	—	—	—	—	—	—	169,000	—	169,000
Options issued to non-employees	—	—	—	—	—	—	—	—	476,000	—	476,000
Series A stock issued for conversion of debt	1,048,118	1,528,000	—	—	—	—	—	—	—	—	1,528,000
Proceeds from sale of Series A Preferred	2,149,666	3,224,000	—	—	—	—	—	—	—	—	3,224,000
Series A issued in lieu of offering costs	8,000	—	—	—	—	—	—	—	—	—	—
Offering costs	—	(136,000)	—	—	—	—	—	—	—	—	(136,000)
Fair value of warrants issued for debt discount	—	—	—	—	—	—	—	—	750,000	—	750,000
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	536,000	—	536,000
Shares issued as additional consideration for debt	—	—	—	—	—	—	25,000	—	111,000	—	111,000
Fair value of warrants issued as additional consideration for debt	—	—	—	—	—	—	—	—	199,000	—	199,000
Shares issued in payment of liabilities	44,781	67,000	—	—	—	—	185,000	—	243,000	—	310,000
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	35,000	—	35,000
Net loss	—	—	—	—	—	—	—	—	—	(4,912,000)	(4,912,000)

BALANCE, at September 30, 2001	3,283,899	$4,733,000	2,625,000	$2,391,000	7,875,000	$7,875,000	4,963,000	$5,000	$4,611,000	$(5,346,000)	$14,269,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED SEPTEMBER 30,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(4,912,000)	$(2,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	475,000	—
Stock based compensation	1,181,000	—
Amortization of note discount	750,000	—
Amortization of deferred financing costs	17,000	—
Allowance for bad debt	115,000	—
Stock and warrants issued as additional consideration for debt	310,000	—
Changes in operating assets and liabilities:
Accounts receivable	(219,000)	—
Accounts payable	589,000	—
Accrued liabilities	49,000	2,000
Deferred revenues	(46,000)	—
Other liabilities	(14,000)	—
Other	—	—

Net cash provided by (used in) operating activities	(1,705,000)	—

INVESTING ACTIVITIES:
Cash acquired in DDC acquisition	6,000	—
Advances to DDC prior to acquisition	(1,258,000)
Purchases of property and equipment	(599,000)	—
Acquisition costs	(343,000)
Increase in restricted cash	(500,000)
Payment of life insurance premiums	(3,000)	—

Net cash used in investing activities	(2,697,000)	—

FINANCING ACTIVITIES:
Net borrowings on line-of-credit	42,000	—
Proceeds from long-term debt borrowings	1,500,000	—
Principal payments on long-term debt and capital lease obligations	(125,000)	—
Proceeds from common stock issuance, net of costs	3,166,000	—

Net cash provided by financing activities	4,583,000	—

NET INCREASE (DECREASE) IN CASH	181,000	—
CASH, at beginning of year	—	—

CASH, at end of year	$181,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$153,000	$—

Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS:
Series A Preferred stock issued for conversion of notes payable	$1,500,000	$—

Stock issued for acquisition of DDC	$10,317,000	$—

Stock issued in payment of liabilities	$243,000	$—

See accompanying notes to these financial statements.

USA BROADBAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

1.    ORGANIZATION AND NATURE OF OPERATIONS:

        USA Broadband, Inc. ("USAB" or the "Company") was originally incorporated in 1985 for the purposes of acquiring business entities or other investment activities. In early 2001, the Company adopted a new business strategy to become a provider of digital television, data and broadband interactive services. In July 2001, the Company changed its name from Optika Investment Company, Inc. to USA Broadband, Inc.

        On July 18, 2001, the Company acquired all of the outstanding common stock of Cable Concepts, Inc. (d/b/a Direct Digital Communications, Inc.) ("DDC"), as more fully described in Note 3. DDC is in the business of constructing and managing cable systems for both owned properties and for real estate developers and cable operators throughout the United States. DDC, under a System Operator Agreement with DIRECTV, installs and manages DIRECTV systems, as well as acting as a commissioned sales representative for DIRECTV programming packages.

        The Company is subject to risks inherent in any business enterprise. These risks include, but are not limited to, regulatory requirements, technology changes, increasing competition and changes in customer demand.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation—The accompanying financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries, Cable Concepts, Inc. and Direct Digital Midwest. All material intercompany transactions and accounts have been eliminated in consolidation.

        Revenue Recognition—Operations revenues are recognized as services are earned, generally on a monthly basis.

        Cost of Revenues—Cost of revenues includes direct materials and direct labor on cable systems built and sold and direct labor on maintaining cable systems built and held.

        Property and Equipment—Property and equipment is stated at historical cost. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of equipment, gains or losses are reflected in the statement of operations.

        Depreciation is computed on property and equipment using the straight-line method over the following estimated useful lives:

Cable equipment	3 to 7 years
Furniture and equipment	3 to 7 years
Computer software and equipment	3 to 5 years
Vehicles	5 years
Leasehold improvements	Life of lease (generally 5-10 years)
Cable properties	Life of Right of Entry Agreement (generally 10 to 12 years)

        Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company provides credit in the form of accounts receivable to real estate developers, construction companies and cable operators. The Company also performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral to support customer receivables. An allowance for doubtful accounts is maintained for potential credit losses.

        Deferred Revenue—Deferred revenues arise from the Company's reimbursement received for certain fixed assets purchased. These amounts are amortized into income on the straight-line basis over three years, which represents the estimated useful life of the related assets.

        Statement of Cash Flows—For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        Income Taxes—The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stock-Based Compensation—The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation for Grants to Employees. The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock benefit plans. Grants to non-employees are accounted for under the fair value method.

        Impact of Recently Issued Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS 143 will have a material effect of the financial statements.

        In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

        Liquidity and Basis of Presentation—The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2001, the Company had a working capital deficit of approximately $6,700,000. The Company's net loss for fiscal 2001 was approximately $4,900,000, most of which was generated in the last three months of the year, subsequent to the acquisition of DDC.

        The Company's ability to continue as a going concern is dependent upon its ability to raise the capital necessary to successfully implement its business plan, and ultimately to achieve profitable operations. Management's plans in this regard are set forth below.

        Subsequent to September 30, 2001, management implemented significant cost cutting measures designed to increase operational efficiency. Management also plans a combination of assets sales and purchases designed to increase the geographic concentration of its operations, which will allow additional efficiencies. The Company received an additional $600,000 of proceeds from its Series A preferred private placement and expects to complete an additional equity offering in the next year. Management believes that these actions will allow the Company to achieve positive cash flow from operations within the next year, and to continue as a going concern.

3.    ACQUISITION OF DIRECT DIGITAL COMMUNICATIONS:

        On July 18, 2001, the Company acquired all of the outstanding common stock of DDC for an aggregate of 1,082,500 shares of common stock and 7,875,000 shares of Series C preferred stock. The Company also issued 2,625,000 shares of Series B preferred stock, 33,334 shares of Series A preferred stock and 27,500 shares of common stock in exchange for $2,200,000 of DDC notes payable and related accrued interest.

        The transaction was accounted for as a purchase. The total purchase price, including transaction costs, was $12,382,000. The excess of the purchase price over the fair value of the net assets acquired was $9,850,000. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill is not being amortized, but will be subject to annual impairment analysis.

        The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the business combination had occurred as of the beginning of the fiscal years of DDC ended June 30, 2001 and 2000. The pro forma information has been presented based on the June 30 fiscal year of DDC rather than the September 30 fiscal year of USAB because USAB had no significant operations prior to the acquisition of DDC, and conversion of DDC financial statements to a September 30 year-end would not provide meaningful information. In addition, as DDC is currently the sole and primary operating subsidiary of the Company, the Company may contemplate in the future to change its fiscal year-end to June 30 to match that of DDC.

	2001	2000
Total revenues	$4,220,000	$1,568,000
Net loss	(5,344,000)	(3,459,000)
Net loss per share	(1.12)	(.73)

4.    LINE OF CREDIT:

        At September 30, 2001, the Company had two lines-of-credit with a financial institution, the first being a $2,000,000 line-of-credit agreement (the "agreement") which expires on April 4, 2002. The line-of-credit is collateralized by all Company assets. The second line-of-credit promissory note agreement for $300,000 expires on February 15, 2002 and is collateralized by all Company assets and a $300,000 certificate of deposit pledged by a shareholder. Advances under both agreements accrue interest at the bank's prime rate plus 2.0% (8.00% at September 30, 2001). The agreement requires the Company to meet certain financial covenants regarding minimum tangible net worth and ratio of total liabilities to tangible net worth. The line-of-credit is personally guaranteed by stockholders of the Company.

        As of September 30, 2001, the Company was not in compliance with the net worth ratio financial covenant and certain other terms and conditions of the loan agreement.

        At September 30, 2001, the Company also had a $147,000 line-of-credit with another financial institution, which expires on February 15, 2002. The line-of-credit is collateralized by a $200,000 certificate of deposit. Advances under the agreement accrue interest at 6.75%. The line-of-credit is personally guaranteed by stockholders of the Company.

5.    LONG-TERM DEBT:

        Long-term debt consists of the following:

September 30, 2001
Note payable, with interest at prime plus 2%. Principal and interest payments due monthly through April 2002. Collateralized by all Company assets and a $500,000 certificate of deposit.	$1,725,000
Subordinated note payable, related party, principal and interest at 11% due December 2001, unsecured. The note is subordinate to the line-of-credit and any subsequently issued senior debt.	750,000
Other	7,000

2,482,000
Less current portion	(1,176,000)

Long-term portion	$1,306,000

        Maturities of long-term debt outstanding at September 30, 2001 are as follows:

Years Ended September 30,
2002	$1,176,000
2003	469,000
2004	837,000

$2,482,000

6.    COMMITMENTS:

        The Company leases certain office equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments and consist of the following:

September 30, 2001
Capital lease obligations, collateralized by capital assets purchased, payable in monthly installments of $11,719, including interest at 11%, due through November 2004.	$375,000
Capital lease obligations, collateralized by telephone equipment, payable in monthly installments of $1,841, including interest at 14%, due through August 2003.	40,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $541, including interest at 22.91%, due September 2003.	9,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $270 including interest at 14.34%, due through November 2001.	1,000

425,000
Less current portion	(133,000)

Long-term portion	$292,000

        Future minimum payments due as of September 30, 2001 are as follows:

2002	$170,000
2003	161,000
2004	141,000
2005	23,000

495,000
Less amount representing interest	(70,000)

Present value of future minimum lease payments	$425,000

        Operating Leases—The Company leases certain facilities and equipment under operating leases expiring at various dates through 2006. The future minimum payments required under operating leases are as follows:

Years Ended September 30,
2002	$218,000
2003	221,000
2004	112,000
2005	41,000
2006	1,000

$593,000

        Rent expense for the years ended September 30, 2001 and 2000 was approximately $57,000 and $0, respectively.

        Commitments—On January 29, 2001, the Company entered into an advisory agreement with a merchant banking firm to provide certain advisory and business development services in exchange for a monthly advisory fee. In addition, the merchant banker will be paid a success fee upon the completion of the financing and in connection with certain merger and acquisition and business development activities on behalf of the Company.

        In 2001, the Company entered into an employment agreement with its CEO. As amended in December 2001, the agreement granted the CEO options to purchase 85,000 shares at $1.50, vesting immediately, 75,000 shares at $2.50, vesting in April 2002, and 75,000 shares at $3.50 vesting in April 2003. The options vest ratably over a 60-month period. In December 2001, the CEO purchased 166,667 shares of Series A Preferred Stock in exchange for a promissory note, collateralized by such stock, in the amount of $250,000, bearing interest at 6%, payable quarterly. The amount of the principal represents the purchase price of the Series A shares; the sum of the note evidencing the obligation will be reduced on January 2, 2002 to $127,500.

        Effective April 1, 2001, the Company entered into a consulting agreement with an entity affiliated with the Chairman for advice related to financings, mergers and acquisitions. This agreement requires payments of $10,000 per month through April 2002. The Chairman also received options to purchase 150,000 shares of common stock at $.50 per share.

        Effective April 1, 2001, the Company entered into an employment agreement with the Executive Vice President. The Agreement is for a term of one year and provides the Executive vice President with a base salary of $120,000 per year, renewable annually, with bonuses as determined by the Board of Directors. In addition, the Company granted to the Executive Vice President an option to acquire 100,000 shares of the common stock at a price of $1.50 per share. The option is immediately vested and has a term of ten (10) years.

7.    STOCKHOLDERS' EQUITY:

        Preferred Stock—The Company has authorized 50,000,000 shares of preferred stock, par value $.001 per share, with 7,000,000 shares designated as Series A Convertible Preferred Stock, 2,625,000 shares designated as Series B Preferred Stock, and 7,875,000 shares designated as Series C Preferred Stock.

        Series A Convertible Preferred Stock—The Series A Convertible Preferred Stock holders shall be entitled to receive cumulative dividends of 8% per year, payable quarterly when and if declared by the Board of Directors. The dividends are payable in cash or shares of Series A Convertible Preferred Stock, at the election of the Board of Directors. The Series A Convertible Preferred Stock has a preference in liquidation preference of $1.50 per share plus any unpaid dividends, over common stock and any other series of preferred stock. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock, at the option of the holder, at any time. The Series A Convertible Preferred Stock shall automatically be converted into common stock upon the closing of a public offering of common stock with proceeds in excess of $15,000,000 at not less than $10.00 per share.

        Series B Preferred Stock—The Series B Preferred Stock is redeemable at the option of the Company at rates ranging from 80% of the liquidation preference during 0-6 months after issuance to 110% of the liquidation preference after 19 months. If the Series B Preferred Stock is not redeemed within 24 months of issuance, the holders shall be entitled to receive cumulative dividends of $0.14 per share per year, payable in cash when and if declared by the Board of Directors. The Series B Preferred Stock has a preference in liquidation of $1.00 per share plus any unpaid dividends, over the Series C Preferred Stock and common stock, but after the Series A Preferred Stock.

        Series C Preferred Stock—The Series C Preferred Stock is redeemable at the option of the Company at rates ranging from 80% of the liquidation preference during 0-6 months after issuance to

110% of the liquidation preference after 19 months. No shares of Series C Preferred may be redeemed until all of the Series B Preferred Stock has been redeemed. If the Series B Preferred Stock is not redeemed within 24 months of issuance, the holders shall be entitled to receive cumulative dividends of $0.14 per share per year, payable in cash when and if declared by the Board of Directors. If the Series B Preferred Stock has not been redeemed, no dividends on the Series C Preferred Stock or common stock shall be declared or paid. The Series C Preferred Stock has a preference in liquidation of $1.00 per share plus any unpaid dividends over common stock, but after the Series A Preferred Stock and the Series B Preferred Stock. Holders of the Series C Preferred Stock may exchange a portion of their shares for common stock.

        The Company is required to utilize ten percent of the net proceeds received from future sales or grants of equity (excluding equity issued to employees, consultants, directors, officers, or in connection with any business combination) through July 2004 as follows:

  •
  First, toward payment of the BroadbandNOW note payable

  •
  Then for redemption of the Series B Preferred Stock

  •
  Then for redemption of the Series C Preferred Stock.

        Stock Option Plans—In 2001, the Company adopted the Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of options, restricted stock, stock appreciation rights, or other stock-based awards to employees. The Plan reserved 1,500,000 shares for future issuance of awards.

        In 2001, the Company adopted the 2001 Director Option Plan, which provides for the granting of non-qualified stock options to Company's outside directors. The Director Option Plan reserved 1,000,000 shares for future issuance.

        Following is a summary of stock option activity:

			Range of Exercise Prices
					Weighted Average Exercise Price
	Non-Employee Options Outstanding	Employee Options Outstanding
			Low	High
Balances, June 30, 2000	—	—	—	—	$—
Granted	565,000	275,000	$.50	1.50	1.12
Exercised	—	—	—	—	—
Terminated/Canceled	—	—	—	—	—

Balances, June 30, 2001	565,000	275,000	$.50	1.50	$1.12

Vested options	395,208	275,000	$.50	1.50	$1.16

        If not previously exercised, options expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price
2006	385,000	$.77
2011	455,000	1.42

	840,000

        All employee options were fully vested at September 30, 2001.

        If not cancelled or forfeited non-employee options outstanding at September 30, 2001 will vest as follows:

Year	Options	Vested Average Exercise Price
Vested at September 30, 2001	395,208	1.16
2002	62,500.90
2003	62,500.90
2004	37,500	1.00
2005	7,292	1.50

	565,000	1.12

        During the years ended September 30, 2001 and 2000, the Company recognized compensation expense of $169,000 and $0, respectively, related to employee options.

        Pro Forma Stock-Based Compensation Disclosures—The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost is recognized for grants of options to employees if the exercise prices were not less than the market value of the Company's common stock on the measurement dates. Had compensation cost been determined based on the fair value at the measurement dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

	Years Ended September 30,
	2001	2000
Net loss applicable to common shareholders:
As reported	$(5,080,000)	$—
Pro forma	(5,264,000)	—
Net loss per common share applicable to common shareholders:
As reported	$(.43)	$—
Pro forma	(.44)	—

        For purposes of the above pro forma amounts, the weighted average fair value of 375,000 options granted to employees with an exercise price less than the market price for the years ended September 30, 2001 was $1.26. All remaining options were issued with an exercise price equal to the market price and had a weighted average fair value of 1.96. The fair value of each employee option granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended September 30, 2001
Expected volatility	88%
Risk-free interest rate	4.67%-4.98%
Expected dividends	0.0%
Expected terms	5-10 years

        Stock Purchase Warrants—The Company has granted warrants, which are summarized as follows for the years ended September 30, 2001 and 2000:

	Warrants Outstanding	Weighted Average Exercise Price
Balances, September 30, 2000	—	$—
Granted	1,044,666.01
Granted	510,000	1.50

Exercised	—	—
Terminated/Canceled	—	—

Balances, September 30, 2001	1,554,666	$.50

        Warrants outstanding at September 30, 2001 have exercise prices ranging from $.01 to $1.50 as follows:

Shares	Exercise Price	Expiration Date
1,000,000	$.01	January 2006
510,000	1.50	January 2006
44,666.01		September 2006

1,554,666

        The fair value of each warrant granted was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

2001
Expected volatility	88%
Risk-free interest rate	4.96%
Expected dividends	—
Expected terms (in years)	5.0

        The fair value of warrants issued during fiscal 2001 of $1,484,000 (calculated using the Black-Scholes method) were recorded as expense.

8.    INCOME TAXES:

        As of September 30, 2001, the components of the deferred tax asset were as follows:

2001
Net operating loss carryforward	$3,700,000
Allowance for bad debts	250,000
Valuation allowance	(3,950,000)

Net deferred tax asset	$—

        Due to the recent operating losses incurred by the Company and the uncertainties regarding future taxable income, the Company has recorded a valuation allowance equal to net deferred tax assets. The increase in the valuation allowance of $3,800,000 from September 30, 2000 through September 30, 2001 and $0 from September 30, 1999 to September 30, 2000 was due primarily to the increase in the net operating loss carryforward. Net operating loss carryforwards total approximately $10,000,000 at September 30, 2001, and expire from 2005 through 2021. Usage of the net operating loss carryforward will be restricted due to the change in ownership of DDC and the Company in 2001.

9.    LEGAL MATTERS:

        From time to time, the Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on these financial statements.

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the accounts receivable, accounts payable, line-of-credit, and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates their carrying value as generally their interest rates reflect the Company's current effective annual borrowing rate, and due to their short-term maturities.

11.    SUBSEQUENT EVENT:

        Pursuant to a severance agreement entered into with the former president of DDC, in December 2001, the Company issued 100,000 options with an exercise price of $3.25 per share.

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
  ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
INDEPENDENT AUDITORS' REPORT
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
USA BROADBAND INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001