Form 10QSB
period 2001-12-31
USA BROADBAND INC
filed 2002-02-19
CIK 1105947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2001

Commission File Number 000-29433

USA BROADBAND, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	84-1592698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
921 Transport Way, Suite 4 Petaluma, CA 94954 (Address of principal executive offices)
(707) 762-3997 (Issuer's telephone number including area code)
(Former name, former address, and former fiscal year if changed since last report)

        Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    /x/    No    / /

4,973,043
(Number of shares of common stock of the issuer had outstanding as of February 11, 2002)

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

December 31, 2001
CURRENT ASSETS:
Cash	$200,000
Restricted cash	500,000
Accounts receivable, net	192,000
Prepaid expenses and other current assets	197,000

Total current assets	1,089,000
PROPERTY AND EQUIPMENT:
Cable properties	12,336,000
Cable equipment	1,031,000
Leasehold improvements	2,000
Furniture and equipment	34,000
Computer software and equipment	110,000
Vehicles	22,000

13,535,000
Less accumulated depreciation	(813,000)

Net property and equipment	12,722,000
GOODWILL	9,850,000
OTHER ASSETS	137,000

TOTAL ASSETS	$23,798,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line-of-credit	$2,350,000
Current portion of long-term debt and capital lease obligations	1,308,000
Accounts payable	4,054,000
Accrued liabilities	250,000
Deferred revenues	59,000

Total current liabilities	8,021,000
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	1,439,000
DEFERRED REVENUES	630,000
OTHER LIABILITIES	116,000
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; outstanding, liquidation preference of $5,844,000	5,550,000
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $2,809,000	2,391,000
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding, liquidation preference of $7,875,000	7,875,000
Common stock, $.001 par value; 100,000,000 shares authorized; 4,963,000 outstanding	5,000
Additional paid in capital	5,053,000
Subscription receivable	(250,000)
Accumulated deficit	(7,032,000)

Total stockholders' equity	13,592,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,798,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	December 31, 2001	December 31, 2000
REVENUES	$1,101,000	$—
COST OF REVENUES	324,000	—

Gross profit	777,000	—
OPERATING EXPENSES:
Selling, general and administrative	1,980,000	9,000
Depreciation	368,000	—

Total operating expenses	2,348,000	9,000

Loss from operations	(1,571,000)	(9,000)

OTHER INCOME (EXPENSE):
Interest expense, net	(121,000)	—
Other income (expense), net	6,000	—

NET LOSS	(1,686,000)	(9,000)
ACCRUED CUMULATIVE PREFERRED STOCK DIVIDENDS	(198,000)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,884,000)	$(9,000)

NET LOSS PER COMMON SHARE	$(.38)	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,963,000	13,643,000

*
Less than $.01 per share

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	December 31, 2001	December 31, 2000
OPERATING ACTIVITIES:
Net loss	$(1,686,000)	$(9,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	368,000	—
Disposal of fixed assets	28,000	—
Gain on sale of assets	(124,000)	—
Amortization of deferred financing costs	17,000	—
Stockbased compensation	382,000	—
Amortization of note discount	61,000	—
Changes in operating assets and liabilities:
Note receivable	(250,000)	—
Accounts receivable	126,000	—
Accounts payable	368,000	—
Accrued liabilities	57,000	9,000
Deferred revenues	14,000	—
Other assets	(39,000)	—
Other liabilities	(72,000)	—

Net cash used in operating activities	(750,000)	—

INVESTING ACTIVITIES:
Net proceeds from sale of assets	291,000	—
Purchases of property and equipment	(45,000)	—

Net cash provided by investing activities	246,000	—

FINANCING ACTIVITIES:
Net borrowings (reductions) on line-of-credit	(97,000)	—
Principal payments on long-term debt and capital lease obligations	(161,000)	—
Proceeds from preferred stock issuance, net of costs	781,000	—

Net cash provided by financing activities	523,000	—

NET INCREASE (DECREASE) IN CASH	19,000	—
CASH, at beginning of period	181,000	—

CASH, at end of period	$200,000	$—

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

INTERIM FINANCIAL INFORMATION:

        The accompanying interim financial statements are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods presented are not necessary indicative of those to be expected for the fiscal year.

        The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

        Management believes the disclosures made are adequate to make the information not misleading and suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB for the year ended September 30, 2001.

See accompanying notes to these financial statements.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS

General

        In July 2001, we acquired Direct Digital Communications ("DDC"). Prior to acquiring DDC, we did not have any material operations. Our results of operations for the three-month period ended December 31, 2001 reflect primarily DDC's operations from October 1 through December 31, 2001. The DDC acquisition provides us with a platform to implement our strategy to become a provider of digital television, data and broadband Internet services.

        We are in the process of restructuring both our and DDC's executive management groups. DDC's previous president, Mr. Jay Gordon, resigned in October 2001 to pursue other interests. We immediately appointed Mr. Douglas D. Cole as DDC's interim president. In addition, Mr. Cole became a member of our board, as did Mr. Jon Eric Landry.

        Our previous president and chief executive officer, Mr. David M. Lerten, resigned from both positions, as well as his position as a member of our board, in December 2001 so he could pursue other interests. Upon Mr. Lerten's resignation, we appointed Mr. Edward P. Mooney as our interim president and chief executive officer. Mr. Mooney, who also is a member of our board, previously served as our executive vice president. We have commenced a search for a permanent president and chief executive officer with strong industry experience and relationships to lead us through the next stage of our corporate development.

        In December 2001, we engaged DDC's Controller, Bhasu Panchal, to serve as our Controller. Mr. Panchal will continue to act as DDC's Controller.

Results of operations

        Comparison of Three-Month Period Ended December 31, 2001 to the Three-Month Period ended December 31, 2000.

        During the three-month period ended December 31, 2001 and 2000, our net loss from operations was approximately $1.7 million and $9,000, respectively. We had no material operations during the three-month period ended December 31, 2000. As noted above, in July 2001, we acquired DDC. During the three-month period ended December 31, 2001, our revenues were approximately $1.1 million. Gross revenues declined from the three-month period ended September 30, 2001 (approximately $1.2 million) primarily as a result of a net loss in subscribers due to: (i) the sale of certain assets, as more particularly described below; (ii) a backlog of subscriber installations relating to customer premise equipment; and (iii) periodic deactivation of delinquent accounts. Our total operating expenses during the three-month period ended December 31, 2001, were approximately $2.4 million. Selling, general and administrative expenses totaling approximately $2.0 million comprised the largest portion of our expenses.

Liquidity and Capital Resources

        Our financial statements are presented on the going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2001, we had a working capital deficit of approximately $7.0 million. Our ability to continue as a going concern depends on our ability to raise the capital necessary to successfully implement our business plan and ultimately achieve profitable operations. During the three-month period ended December 31, 2001, we implemented significant cost-cutting measures designed to increase operational efficiency. We also plan to focus the geographic concentration of our operations and will sell assets that do not fit into our plan, either from a geographic or operational perspective. During the three-month period ended December 31, 2001, we sold (i) the assets of our cable operations in North Dakota for cash consideration totaling $125,000 and (ii) certain assets of our cable operations in California for cash consideration totaling $181,000. We received the cash consideration owed to us through the sale of our North Dakota assets during the three-month period ended December 31, 2001, and we will receive the cash consideration owed to us through the sale of the assets from our California cable operations during our next quarter. Substantially all of the proceeds have been or will be used to repay our lines of credit and other indebtedness.

        As of December 31, 2001, we had two lines of credit aggregating $2.3 million. The first line ($2.0 million) expires on April 4, 2002. The second line ($300,000) expires on February 15, 2002. Draws under each line bear interest at a rate equal to prime plus two hundred basis points (7% at December 31, 2001). As of December 31, 2001, we had drawn a total of $2.3 million on these lines and were not in compliance with certain covenants under the loan agreements for each line. We also have a separate line of credit aggregating $200,000 which expires on February 15, 2002. Draws on this line bear interest at a rate equal to 6.75% per annum. As of December 31, 2001, we had drawn a total of $50,000 on this line. We presently are discussing a refinancing of these lines with third parties. As of December 31, 2001, we also had long-term debt of $1,634,000 which matures in April 2004 and which bears interest at a rate equal to prime plus two hundred basis points (7% as of December 31, 2001). We also have a subordinated note in the principal amount of $750,000 which matures in October 2002. This note bears interest at a rate equal to 11% per annum.

Cash Flows from Operating Activities

        Our operations utilized net cash of approximately $750,000 for the three-month period ended December 31, 2001. The use of cash was related primarily to funding the net losses from our operations reduced by adjustments for non-cash expenses.

Cash Flows from Investing Activities

        During the three-month period ended December 31, 2001, our investing activities produced approximately $246,000 of cash. This cash was used to purchase property and equipment related to installations at MDU properties.

Cash Flows from Financing Activities

        During the three-month period ended December 31, 2001, financing activities generated approximately $523,000. We generated these cash flows from the proceeds from an offering of our Series A Preferred Stock. The shares of Series A Preferred Stock are convertible into shares of our common stock at a ratio equal to one share of common stock for each outstanding share of Series A Preferred Stock. The proceeds from the sale of our Series A Preferred Stock were offset by uses of cash to repay debt and to reduce borrowings on our line of credit.

FACTORS AFFECTING AN INVESTMENT IN OUR SHARES

The market for our common stock is limited and price changes may be volatile.

        The shares of our common stock are not traded on an exchange or through the Nasdaq National Market or the Nasdaq Small Cap Market automated quotation systems. Instead, our shares are traded over-the-counter and the market for these shares is not as developed as it would be if our shares were listed on an exchange or included in the Nasdaq National or Small Cap market.

        In addition, the market price of our common stock is expected to be volatile for the foreseeable future. Factors such as quarterly fluctuations in results of operations, the announcement of new contracts or changes in either earnings estimates or investment recommendations by stock market analysts, among others, may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations which may continue for the foreseeable future. These broad market and industry fluctuations may adversely affect the market price of our common stock. Further, a share of our common stock currently falls within the SEC's definition of a "penny stock," which may further limit the market for our common stock.

Our Credit Arrangements Limit Our Ability to Pay Dividends

        We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our debt instruments restrict our ability to pay cash dividends on our common stock. Moreover, we are a holding company and our ability to pay dividends is dependent upon the receipt of dividends from our direct and indirect subsidiaries.

Our Substantial Indebtedness Could Adversely Affect Any Investment in Securities Outstanding From Time to Time

        We may incur significant amounts of indebtedness in acquiring other assets or companies. This indebtedness could have important consequences. For example, it could:

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

The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock

        Through December 31, 2001, a total of approximately 2.9 million shares of our common stock were issuable on exercise of options or warrants previously issued by us or on conversion of outstanding preferred stock. Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options, warrants or preferred stock, likely would have an adverse effect on the prevailing trading price of our common stock.

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

We do not control DIRECTV

        We are an intermediary for DIRECTV and do not control DIRECTV or have any input on its programming. DIRECTV generally purchases its programming from third parties. DIRECTV's success, and therefore ours, depends in large part on DIRECTV's ability to make good judgments about programming sources and obtain programming on favorable terms. We have no control or influence over DIRECTV.

Increases in Programming Costs Could Adversely Affect Our Direct Broadcast Satellite Business

        Programmers could increase the rates that DIRECTV pays for programming. As a result, our costs would increase. We would be faced with either increasing our rates and potentially losing customers or suffering a reduction in our margins. Further, the rules implementing the law requiring programming suppliers that are affiliated with cable companies to provide programming to all multi-channel distributors (including DIRECTV) on nondiscriminatory terms are scheduled to expire in 2002. If these rules are not extended, these programmers could increase DIRECTV's rates, and therefore ours. If we increase our rates, we may lose customers. If we do not increase our rates, our costs, revenues and financial performance could be adversely affected.

Replacement Of The Current DIRECTV Satellites Could Adversely Affect Our Business

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

The Effect of New Federal Satellite Television Legislation on Our Business Is Unclear

        On November 29, 1999, former President Clinton signed the Satellite Home Viewer Improvement Act of 1999. This act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rulemakings and studies in connection with this legislation. We cannot predict the effect of this new law on our business at this time.

        The act resolved many of the issues between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, the act preserves the satellite industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends, through December 31, 2004, the satellite industry's right to retransmit, for a royalty, independent programming (so-called superstations) to subscribers as "distant" signals. Further, satellite carriers are required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna.

        The act also directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time. The FCC may define these standards in a manner that negatively impacts our business.

We Could Lose Money Because of Signal Theft

        Each year, the unauthorized receipt of direct broadcast or cable signals, or "signal theft," costs the industry significant revenues. To date, signal theft has been contained. If, however, signal theft becomes widespread, our revenues likely would suffer. DIRECTV uses encryption technology in an effort to prevent people from receiving programming without paying for it. The technology is not foolproof and there is no assurance that we will be protected from signal theft.

Direct Broadcast Satellite Services Face Competition from Cable Operators

        Direct broadcast satellite services compete directly with cable operators. Although direct broadcast satellite systems have enjoyed certain competitive advantages, many cable television operators are making significant investments to upgrade their systems from analog to digital. This upgrade will significantly increase the number of channels that cable television operators can provide to their customers and the quality of the transmission, potentially eroding the advantages inuring to direct broadcast satellite systems. In addition, many cable television operators are upgrading their systems to provide their customers with high-speed Internet access. These upgrades could make cable television a more attractive alternative for property owners and consumers, which could have an adverse effect on our direct broadcast satellite business.

Direct Broadcast Satellite Equipment Shortages Could Adversely Affect Our Direct Broadcast Business

        There have been periodic shortages of direct broadcast satellite equipment. These shortages may occur in the future. During such periods, we may be unable to accept new subscribers and, as a result, potential revenue could be lost. If we are unable to obtain direct broadcast satellite equipment in the future, or if we cannot obtain such equipment on favorable terms, our business and results of operations could be adversely affected.

We Face Certain Other Regulatory Risks

        The direct broadcast satellite, television broadcast, and cable industries are subject to regulation by the FCC under the Communications Act of 1934 and, to a certain extent, by state and local authorities. If the Communications Act is amended or abolished, it may adversely affect our business. In addition, DIRECTV depends on FCC licenses to operate its digital broadcast satellite service. If the FCC cancels, revokes, suspends, or fails to renew any of these licenses, our results of operations and financial condition and, hence, the trading price of our common stock would be adversely affected.

We Have a History of Substantial Losses; We Expect Them to Continue; Losses Could Adversely Affect Our Stock Price and Access to Capital Markets

        We have never made a profit. Our administrative costs and interest on our debt exceeds our revenues. Continuing losses could adversely affect our access to capital markets and the trading price of our common stock.

We May Not Be Able to Generate Enough Cash To Service Our Debt

        Our ability to make payments on and to refinance our indebtedness or preferred stock and to fund capital expenditures and other activities depends on our ability to generate cash either from operations or from investing or other financing activities. To date, we have generated the bulk of our cash flow from the sale of preferred stock or by borrowing money. There is no assurance that we will be able to continue generating cash in this fashion, particularly if our operating subsidiaries do not begin generating cash. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facilities, on commercially reasonable terms, if at all.

We Face Significant Competition; the Competitive Landscape Changes Constantly

        We compete with other multi-channel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet and local and long-distance telephone companies. These competitors may be better capitalized than we are and may be able to offer more competitive packages or pricing than we or DIRECTV can offer. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

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

We Expect to Need Additional Capital in the Future and it May Not Be Available on Acceptable Terms

        We anticipate incurring substantial costs to install, operate and maintain our direct broadcast satellite systems and to further implement our business plan. We expect to need significant amounts of working capital for infrastructure, marketing, personnel, general and administrative costs, and to fund existing losses.

        We will need to raise additional capital, either in the form of debt or equity. There is no assurance that additional capital will be available to us on favorable terms, if at all. An inability to fund our capital needs would adversely affect our business and financial condition and, hence, the trading price of our common stock.

Our Future Profitability Is Dependent on the Introduction and Acceptance of Our Broadband and Other Online Services

        We anticipate generating revenues in the future from broadband and other internet services. Demand and market acceptance for these recently introduced services and products which are delivered over the Internet is highly uncertain. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, exist and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as viable for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in, or insufficient availability of, telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, our business and the trading price of our common stock could be adversely affected.

We Need to Hire and Retain Qualified Personnel to Sustain Our Business

        We are conducting a search for a permanent president and chief executive officer. We are currently managed by a small number of key management and operating personnel. We do not maintain "key man" insurance on any employee. Our future success depends, in part, on our ability to recruit and retain qualified personnel. Failure to do so likely would have an adverse impact on our business and the trading price of our common stock.

PART II

ITEM 1—LEGAL PROCEEDINGS

        We are not a party to any lawsuit or legal proceeding other than routine litigation that is incidental to our business.

ITEM 2—CHANGES IN SECURITIES

        During the three-month period ended December 31, 2001, we sold the following securities in transactions exempt from the registration requirements of the Securities Act:

        1.    From October 29, 2001, through December 29, 2001, we issued an aggregate of 419,268 shares of our Series A Preferred Stock to a total of nine persons for cash consideration totaling $277,500 plus a promissory note for $252,500. We issued: (i) 185,000 shares to a total of five persons in connection with a private placement of our Series A Preferred Stock for cash consideration totaling $277,500; (ii) 23,333 shares valued at $1.50 per share to one person in lieu of paying for services rendered to DDC and us; (iii) an aggregate of 44,268 shares valued at $1.50 per share to a total of two persons in lieu of paying finder's fees that we owed in connection with the private placement of our Series A Preferred Stock; and (iv) 166,667 shares to David M. Lerten, our former President and Chief Executive Officer, in connection with his separation agreement in exchange for a promissory note in the amount of $252,500, which matures on December 31, 2002 and bears interest at the rate of 6% per annum. To offset certain fees and expenses owed by us to Mr. Lerten, on January 2, 2002, we reduced the principal and accrued interest amount of the promissory note from $252,500 to $127,500. Each share of Series A Preferred Stock is convertible at any time, at the holder's option, into one share of our common stock for no additional consideration.

        2.    From October 30, 2001, through December 19, 2001, we issued options to purchase an aggregate of 335,000 shares of our common stock to a total of two persons in connection with separation agreements that we entered into with them. The options have exercise prices ranging from $1.50 to $3.50 per share and expire either five or ten years after they were issued. Each option entitles its holder to purchase one share of our common stock.

        3.    From October 31, 2001, through November 20, 2001, we issued warrants to purchase an aggregate of 74,000 shares of our common stock to a total of seven persons in separate transactions. We issued warrants to purchase: (i) 25,000 shares of our common stock at the exercise price of $3.50 per share to one person in consideration for an extension of time to repay certain indebtedness of DDC and (ii) an aggregate of 49,000 shares of our common stock at an exercise price of $1.50 per share to a total of six persons in lieu of paying finder's fees that we owed in connection with the private placement of our Series A Preferred Stock. Each warrant expires five years from the date it was issued and entitles its holder to purchase one share of our common stock.

        4.    On November 30, 2001, we issued options to purchase an aggregate of 36,000 shares of our common stock to a total of thirty-six former or current employees of DDC in consideration for remaining employed by DDC from the date that we acquired DDC (July 18, 2001) through November 30, 2001. The options have an exercise price of $1.50 per share, which we believe to be the fair market value of the options as the shares of our common stock underlying the options are not freely tradeable. Thus, we have taken the position that an exemption from the registration requirements of the Securities Act with respect to the offer and sale of these options is not necessary. Each option expires five years after they were issued and entitles its holder to purchase one share of our common stock.

        No underwriting commissions or discounts were paid in connection with any of the above transactions, with the exception of the "finder's fees" discussed above and approximately $30,000 in finder's fees in cash to certain finders during the three-month period ended December 31, 2001. Except in connection with the former or current employees of DDC to whom we issued options to purchase our common stock, we relied upon the exemption from the registration requirements of the Securities Act under of Section 4(2) of the Securities Act with respect to the offer and sale of the unregistered securities described above. We conducted no general solicitation or advertising in connection with the offering of any of the transactions described above. Each of the persons that acquired unregistered securities had a pre-existing relationship with our principle advisor, Maroon Bells Capital, LLC, one of our "finders" or us. Each purchaser was required to complete a subscription document and confirm his or her status as a "sophisticated investor." We provided each potential purchaser with an opportunity to meet with, and ask questions of, our management.

ITEM 3—DEFAULTS UNDER SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        In connection with our acquisition of DDC in July 2001, our board sought to simplify the reporting of our and DDC's financial information. DDC's fiscal year ends on June 30, while our fiscal year historically has ended on September 30. Thus, in February 2001, our board elected to change our fiscal year end from September 30 to June 30 to be consistent with DDC's fiscal year. A transition report covering the transition period will be filed under cover of Form 10-QSB.

ITEM 6—EXHIBITS

(a)
Exhibit List

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization By and Among Optika Investment Company, Inc., DD Acquisition, Inc., Cable Concepts, Inc. and the Shareholders of Cable Concepts, Inc., dated March 1, 2001. Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001.
2.2	Agreement and Plan of Merger. Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001.
3.1	Certificate of Incorporation of USA Broadband, Inc. Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001.
3.2	Amended and Restated Bylaws of USA Broadband, Inc. Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001.
3.3	Certificate of Designation, Preferences and Other Rights of the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001.
4.1	Form of Warrant to purchase shares of Common Stock of the Company. Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002.
4.2	Form of Option to purchase our Common Stock. Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002.
4.3	Registration Rights Agreement entered into with each of our Series A Convertible Preferred shareholders. Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002.
10.1	Separation Agreement with David M. Lerten dated as of December 19, 2001. Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002.
10.2	Stock Option Agreement with David M. Lerten dated as of December 19, 2001. Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002.
10.3	Stock Pledge and Security Agreement with David M. Lerten dated as of December 19, 2001. Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002.
10.4	Promissory Note of David M. Lerten dated as of December 19, 2001. Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002.
(b)
Current Reports.

        On October 1, 2001, we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K previously filed on July 18, 2001. Additionally, on December 13, 2001, we filed a Current Report on Form 8-K announcing a change in independent auditors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

USA BROADBAND, INC.
By: /s/ Edward P. Mooney Its: Interim President and Chief Executive Officer
/s/ Bhasu Panchal Its: Principal Financial Officer

QuickLinks

INDEX TO FINANCIAL STATEMENTS FOR THE QUARTER ENDED DECEMBER 31, 2001
CONSOLIDATED BALANCE SHEET (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS
PART II
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES
  ITEM 3—DEFAULTS UNDER SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS
SIGNATURES