Form 10QSB
period 2002-03-31
USA BROADBAND INC
filed 2002-05-21
CIK 1105947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002

Commission File Number 000-29433

USA BROADBAND, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1592698 (IRS Employer Identification No)
921 Transport Way, Suite 4 Petaluma, CA 94954 (Address of principal executive offices)	(707) 762-3997 (Issuer's telephone number including area code)

(Former name, former address, and former fiscal year if changed since last report)

        Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

5,391,824
(Number of shares of common stock of the issuer had outstanding as of May 10, 2002)

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Information." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Factors Affecting Future Performance." These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

PART I

ITEM 1—FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2002

PAGE
Consolidated Balance Sheet—	4
Consolidated Statements of Operations—	5-6
Consolidated Statements of Cash Flows—	7
Notes to Consolidated Financial Statements	8

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

CONSOLIDATED USA BROADBAND INC. MARCH 31, 2002
ASSETS
CURRENT ASSETS:
Cash	$57,000
Restricted cash	500,000
Accounts receivable, net	150,000

Total current assets	707,000
PROPERTY AND EQUIPMENT:
Cable properties	11,785,000
Cable equipment	974,000
Leasehold improvements	2,000
Furniture and equipment	91,000
Computer software and equipment	111,000
Vehicles	22,000

12,985,000
Less accumulated depreciation	(1,174,000)

Net property and equipment	11,811,000
GOODWILL AND OTHER INTANGIBLES (NOTE 2)	9,850,000
OTHER ASSETS	414,000

TOTAL ASSETS	$22,782,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line-of-credit	$100,000
Current portion of long-term debt and capital lease obligations	3,492,000
Accounts payable	4,169,000
Accrued liabilities	518,000
Deferred revenues	59,000

Total current liabilities	8,338,000
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, net of current portion	1,439,000
DEFERRED REVENUES	510,000
OTHER LIABILITIES	117,000
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; 3,873,000 outstanding, liquidation preference of $5,950,000	5,550,000
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $2,901,000	2,391,000
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding, liquidation preference of $7,875,000	7,875,000
Common stock, $.001 par value; 100,000,000 shares authorized; 4,963,000 outstanding	5,000
Additional paid in capital	5,123,000
Accumulated deficit	(8,566,000)

Total stockholders' equity	12,378,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,782,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	CONSOLIDATED USA BROADBAND INC. 2002	USA BROADBAND, INC. 2001	PREDECESSOR DIRECT DIGITAL 2001
REVENUES	$938,000	$8,000	$1,098,000
COST OF REVENUES	196,000	—	350,000

Gross profit	742,000	8,000	748,000
OPERATING EXPENSES:
Selling, general and administrative	1,777,000	80,000	1,108,000
Depreciation	361,000	—	447,000

Total operating expenses	2,138,000	80,000	1,555,000

LOSS OF OPERATIONS	(1,396,000)	(72,000)	(807,000)
OTHER INCOME (EXPENSE):
Interest expense, net	(138,000)	(12,000)	(475,000)
Other income (expense), net	—	—	—

NET LOSS	(1,534,000)	(84,000)	(1,282,000)
ACCRUED CUMULATIVE PREFERRED STOCK DIVIDENDS	(198,000)	—	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,732,000)	(84,000)	$(1,282,000)

NET LOSS PER COMMON SHARE	$(0.68)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,544,000	13,643,000

*
Less than $.01 per share

See accompanying notes to these financial statements

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED MARCH 31,
	CONSOLIDATED USA BROADBAND INC. 2002	USA BROADBAND, INC. 2001	PREDECESSOR DIRECT DIGITAL 2001
REVENUES	$2,039,000	$8,000	$2,149,000
COST OF REVENUES	520,000	—	602,000

Gross profit	1,519,000	8,000	1,547,000
OPERATING EXPENSES:
Selling, general and administrative	3,757,000	89,000	2,397,000
Depreciation	729,000	—	854,000

Total operating expenses	4,486,000	89,000	3,251,000

LOSS OF OPERATIONS	(2,967,000)	(81,000)	(1,704,000)
OTHER INCOME (EXPENSE):
Interest expense, net	(259,000)	(12,000)	(1,142,000)
Other income (expense), net	6,000	—	—

NET LOSS	(3,220,000)	(93,000)	(2,846,000)
ACCRUED CUMULATIVE PREFERRED STOCK DIVIDENDS	(396,000)	—	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,616,000)	$(93,000)	$(2,846,000)

NET LOSS PER COMMON SHARE	$(1.42)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,544,000	13,643,000

*
Less than $.01 per share

See accompanying notes to these financial statements

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED MARCH 31,
	CONSOLIDATED USA BROADBAND INC. 2002	USAB BROADBAND, INC. 2001	PREDECESSOR DIRECT DIGITAL 2001
OPERATING ACTIVITIES:
Net loss	$(3,220,000)	$(93,000)	$(2,846,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	729,000	—	854,000
Disposal of fixed assets	28,000	—	—
Profit on sale of assets	(124,000)		—
Amortization of deferred financing costs	34,000		—
Stock-based compensation	414,000		—
Amortization of note discount	96,000		—
Changes in operating assets and liabilities			—
Note receivable	—	(605,000)	—
Accounts receivable	168,000	(8,000)	(196,000)
Accounts payable	1,075,000	655,000	1,274,000
Accrued liabilities	325,000	62,000	327,000
Deferred revenues	(106,000)		406,000
Other assets	(119,000)		17,000
Other liabilities	(72,000)	—	—

Net cash used in operating activities	(772,000)	11,000	(164,000)

INVESTING ACTIVITIES:
Net cash proceeds from sale of assets	291,000	—	—
Purchases of property and equipment	(87,000)	—	(4,586,000)

Net cash provided by investing activities	204,000	—	(4,586,000)

FINANCING ACTIVITIES:
Net borrowings (reductions) on line-of-credit	(529,000)		1,137,000
Net proceeds from long-term debt	600,000		2,447,000
Principal payments on long-term debt and capital lease obligations	(412,000)	—	(16,000)
Proceeds from issuance of stock	781,000	—	811,000
Proceeds from exercise of warrants	4,000	—	—

Net cash provided by financing activities	444,000	—	4,379,000

NET INCREASE (DECREASE) IN CASH	(124,000)	11,000	(371,000)
CASH, at beginning of period	181,000	—	463,000

CASH, at end of period	$57,000	$11,000	$92,000

See accompanying notes to these financial statements

USA BROADBAND, INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—INTERIM FINANCIAL INFORMATION:

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

        Management believes the disclosures made are adequate to make the information not misleading and suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB for the quarter ended March 31, 2002.

NOTE 2—GOODWILL AND OTHER INTANGIBLES:

        On July 18, 2001, the Company acquired al of the outstanding common stock of DDC. The total purchase price, including transaction costs, was $12,382,000. As of May 20, 2002, the Company has not completed its allocation of the purchase price to all acquired intangibles, therefore the excess of the purchase price over the identifiable tangible net assets acquired has been presented as "Goodwill and Other Intangible Assets" in the accompanying financial statements. The Company expects to complete this allocation shortly. If the final allocation results in material adjustments to the consolidated balance sheet, this Form 10-QSB will be amended as appropriate

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        In July 2001, we acquired Direct Digital Communications ("DDC"). Prior to acquiring DDC, we did not have any material operations. Our results of operations for the three-month period ended March 31, 2002 primarily reflect DDC's operations from January 1 through March 31, 2002.

        In February 2002, we formed a wholly-owned subsidiary called USAB Video Corp II and entered into a contract with Verizon Media Ventures, Inc. and GTE Southwest Incorporated under which we agreed to purchase the right to provide video services to certain properties, and related assets. See "Other Information—Asset Purchase Agreement with Verizon Media Ventures and GTE Southwest Incorporated." We have entered into a merger agreement dated as of April 25, 2002 with Las Americas Broadband, Inc., a public company which develops and operates cable television systems and broadband networks for video, data, and Internet. Las Americas, through a wholly-owned subsidiary, currently provides cable television service in California and intends to provide cable television, data and Internet services in the Northern Baja California region of Mexico. See "Subsequent Events."

        The DDC acquisition, acquisition of the properties from Verizon Media Ventures and GTE Southwest and proposed merger with Las Americas Broadband provide us with a platform to implement our strategy to become a provider of digital television, data and broadband Internet services.

Critical Accounting Policies

        Principles of Consolidation.    The accompanying financial statements include the accounts of us and our wholly-owned subsidiaries, Cable Concepts, Inc., Direct Digital Midwest and USAB Video Corp II, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.

        Revenue Recognition.    We recognize revenues as services are provided, generally on a monthly basis.

        Cost of Revenues.    Our costs of revenues consist primarily of programming fees we pay to the providers of local television signals and costs of installing equipment for new subscribers.

        Property and Equipment.    We state property and equipment at its historical cost. We capitalize significant additions and improvements, and expense repairs and maintenance as they are incurred. Upon disposition of equipment, gains or losses are reflected in our statement of operations.

        Depreciation.    We compute depreciation on property and equipment using the straight-line method over the following estimated useful lives:

Cable equipment:	3 to 7 years
Furniture and equipment:	3 to 7 years
Computer software and equipment:	3 to 5 years
Vehicles:	5 years
Leasehold improvements:	Life of lease (generally 5-10 years)
Cable properties:	Life of Right of Entry Agreement (generally 10 to 12 years)

        Impairment of Long-Lived Assets.    In the event that facts and circumstances indicate that the cost of assets may be impaired, we evaluate the recoverability of the asset. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required.

        Deferred Revenue.    Deferred revenues arise from the commissions earned from installation and operation of systems providing video services. These commissions are amortized into income on the straight-line basis over three years, which represents the estimated useful life of the related assets.

        Statement of Cash Flows.    For purposes of our statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Results of Operations

        Prior to acquiring DDC in July 2001, we did not have any material operations. DDC is therefore considered our predecessor for accounting purposes. Accordingly, in comparing results of operations, you should compare our operations for the three and six-month periods ended March 31, 2002 with the pro forma combined operations for us and DDC for the three and six-month periods ended March 31, 2001. The following table sets forth selected operations data for us for the three and six-month periods ended March 31, 2002 and pro forma combined information for us and DDC for the three and six-month periods ended March 31, 2001. This data should be read in conjunction with our financial statements, and the financial statements of DDC, under the heading "Financial Statements" above. In the discussion below, references to our results of operations for the three and six-month periods ending March 31, 2001 are to the pro forma combined results of operations for us and DDC.

Selected Financial Data for Direct Digital Communications, Inc. and USA Broadband, Inc.

	Three Months Ended March 31, 2002		Six Months Ended March 31
	2002 (USAB)	2001 (Pro Forma Combined)	2002 (USAB)	2001 (Pro Forma Combined)
Revenues	$938,000	$1,106,000	$2,039,000	$2,157,000
Cost of Revenues	196,000	350,000	520,000	602,000

Gross Profit	742,000	756,000	1,519,000	1,555,000
Operating Expenses:
Selling, General & Administrative	1,777,000	1,188,000	3,757,000	2,486,000
Depreciation	361,000	447,000	729,000	854,000

Total Operating Expenses	2,138,000	1,635,000	4,486,000	3,340,000

Loss from Operations	(1,396,000)	(879,000)	(2,967,000)	(1,785,000)

Comparison of Three-Month Period Ended March 31, 2002 to the Three-Month Period ended March 31, 2001

        During the three-month periods ended March 31, 2002 and 2001, our net loss from operations was approximately $1,396,000 and $879,000, respectively. During the three-month periods ended March 31, 2002 and March 31, 2001, our revenues were approximately $938,000 and $1,106,000, respectively. Gross revenues declined from the three-month period ended March 31, 2002 approximately $168,000 primarily as a result of a net loss in subscribers due to: (1) the sale of certain assets during the quarter, as more particularly described below, and similar sales in the quarter ended December 31, 2001; (2) a backlog of subscriber installations relating to customer premise equipment; and (3) periodic deactivation of delinquent accounts. Our total operating expenses during the three-month period ended March 31, 2002, were approximately $2,138,000, as compared with $1,635,000 for the three-month period ended March 31, 2001. Selling, general and administrative expenses, totaling approximately $1,777,000 for the three months ended March 31, 2002 and $1,188,000 for the three months ended March 31, 2001, comprised the largest portion of our expenses for each period. Our selling, general and administrative expenses, as a percentage of revenues, were much larger for the three months ended March 31, 2002 than for the comparable period in 2001, as a result of our combination with DDC.

Comparison of Six-Month Period Ended March 31, 2002 to the Six-Month Period ended March 31, 2001

        During the six-month periods ended March 31, 2002 and 2001, our net loss from operations was approximately $2,967,000 and $1,785,000, respectively. During the six-month period ended March 31, 2002, our revenues were approximately $2,039,000, compared to $2,157,000 for the six-month period ended March 31, 2001. Gross revenues declined from the six-month period ended March 31, 2002 approximately $118,000, primarily as a result of a net loss in subscribers due to: (1) the sale of certain assets during the six month period, some of which are described under the heading "Liquidity and Capital Resources" below; (2) a backlog of subscriber installations relating to customer premise equipment; and (3) periodic deactivation of delinquent accounts. Our total operating expenses during the six-month period ended March 31, 2002 were approximately $4,486,000. Selling, general and administrative expenses, totaling approximately $3,757,000 for the six months ended March 31, 2002 and $2,486,000 for the six months ended March 31, 2001, comprised the largest portion of our expenses for each period. Our selling, general and administrative expenses, as a percentage of revenues, were much larger for the six months ended March 31, 2002 than for the comparable period in 2001, as a result of our combination with DDC.

Liquidity and Capital Resources

        Our financial statements are presented on the going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2002, we had a working capital deficit of approximately $7,631,000. Our ability to continue as a going concern depends on our ability to raise the capital necessary to successfully implement our business plan and ultimately achieve profitable operations. During the three-month period ended March 31, 2002, we continued to implement cost-cutting measures designed to increase operational efficiency, focus the geographic concentration of our operations and dispose of assets that are not consistent with our plan, either from a geographic or operational perspective. See "Management's Discussion of Financial Condition and Results of Operations—Change in Operating Strategy." We intend to use the proceeds of asset sales to repay debt and other obligations, and to reinvest the remaining net proceeds in existing or new assets.

        During the three-month period ended March 31, 2002, we sold contracts under which we received a fee from property owners to provide video services using equipment owned by the property owner. In addition, we agreed to the mutual termination of a contract giving us the right to provide video services to properties located in San Diego, California because this contract did not match our criteria as a core operating asset. This termination resulted in a reduction in our liabilities of approximately $592,000. We received cash consideration owed to us through the sale of our California cable operations during the quarter ended March 31, 2002. Substantially all of the proceeds have been or will be used to repay our lines of credit and other indebtedness.

        As of March 31, 2002, we had a note payable in the amount of $1,818,000. As of the end of the quarter, this note bore interest at the rate of 6.75%. However, as of April 1, 2002, it began bearing interest at a rate of 10% per year. This note is due on December 15, 2002. We are required to make principal repayments of between $100,000 and $150,000 on this note each month until December 15, 2002, when final repayment is to be made. We intend to make thus principal repayments from the net proceeds of sales of assets collateralizing the loan, from funds generated through equity or debt offerings and from a portion of the net proceeds of the sale of unencumbered, non-core operating assets. We also have a line of credit in the amount of $100,000, which expires on August 1, 2002. This line of credit bears interest at the prime rate, which as of March 31, 2002 was 4.75%.

        As of March 31, 2002, we also had long-term debt of $1,400,000 which matures in April 2004 and which bears interest at an annual rate equal to prime plus two hundred basis points, or 6.75% as of March 31, 2002. We also have a subordinated note with a balance at March 31, 2002 of $1,050,000 which matures in October 2002. This note bears interest at a rate equal to 11% per year. There is no assurance that we will be able to repay any of our indebtedness as it comes due.

        The following table sets forth information regarding our contractual obligations as of March 31, 2002 and the periods in which payments are due.

	Payments Due by Period
Contractual Obligations	Less than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Loans Payable	$3,446,000	$1,197,000	—	—	$4,643,000
Capital Lease Obligations	146,000	242,000	—	—	388,000

Total Contractual Cash Obligations	$3,592,000	$1,439,000	0	0	$5,031,000

        In addition to the above obligations, we have additional obligations under an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated, in connection with the acquisition of MDU operations of Verizon Media Ventures. See "Other Information—Asset Purchase Agreement with Verizon Media Ventures and GTE Southwest Incorporated." There is no assurance that we will have sufficient funds available to make the cash payment required in connection with this acquisition. We have also signed a performance guarantee with regard to the asset purchase agreement. This guarantee is in the form of a $250,000 deposit note bearing an interest rate of 19% which will become payable if we fail to perform under the agreement.

Cash flows from Operating Activities

        Our operations utilized net cash of approximately $772,000 for the six-month period ended March 31, 2002. The use of cash was related primarily to funding the net losses from our operations reduced by adjustments for non-cash expenses such as depreciation and stock-based compensation and an increase in accounts payable and accrued liabilities.

Cash flows from Investing Activities

        During the six-month period ended March 31, 2002, investing activities generated cash of approximately $204,000. This was the result of our sale of assets during the period, offset by purchases of property and equipment during the period.

Cash Flows from Financing Activities

        During the six-month period ended March 31, 2002, financing activities generated approximately $444,000. This resulted primarily from proceeds from the sale of stock and from long-term borrowings, offset by reductions in a line of credit and principal payments on long-term debt and capital lease obligations.

Impact Of Accounting Principles

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.

SFAS 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Number Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we cannot estimate the effect of this statement on our financial position, results of operations, or cash flows.

Subsequent Events

        We have entered into an Agreement and Plan of Merger with Las Americas Broadband, Inc., a Colorado corporation, dated as of April 25, 2002. Under the merger agreement, following the satisfaction or waiver of conditions specified in the agreement, Las Americas will be merged with and into us, and we will be the surviving corporation. In the merger, each outstanding share of Las Americas' common stock will be automatically converted into .12452987 shares of our common stock. In addition, holders of options or warrants to purchase shares of Las Americas' common stock will receive options or warrants to purchase to purchase shares of our common stock on the same ratio. A copy of the merger agreement is included as an exhibit to this Report on Form 10-QSB. The merger will be submitted to a vote of our shareholders and Las Americas' shareholders, respectively, in accordance with applicable law. If approved, the merger is expected to be consummated later this year.

        On May 1, 2002, through our wholly-owned subsidiary, USAB Video Corp II, Inc., we completed the acquisition of the rights to provide cable service to five MDUs from Verizon Media Ventures, Inc. and GTE Southwest Incorporated. We paid Verizon Media Ventures and GTE Southwest a total of $330,714 for the rights to provide service to the properties, which are located in the State of California and serve 342 subscribers. Of this $330,114, we paid $273,600 by applying the deposit we made when we signed the agreement and $57,114 in the form of a promissory note bearing interest at the rate of 19% per year. These properties were among the properties for which we agreed to acquire the rights to provide services under an asset purchase agreement between us, USA Video Corp II, Verizon Media Ventures and GTE Southwest entered into as of March 1, 2002 and described under the heading "Other Information—Asset Purchase Agreement with Verizon Media Ventures and GTE Southwest Incorporated" below.

        After March 31, 2002, we received subscriptions for approximately $1,000,000 from an offering of up to 2,000,000 shares of our common stock. The offering of securities is expected to close during May 2002. Under the offering, investors will purchase shares of common stock at a price of $2.00 per share. In connection with the offering, an individual holding shares of our common stock who is not affiliated with us has agreed to sell a number of shares, pursuant to a plan designed to comply with SEC Rule 10b5-1, sufficient to provide each investor with the proceeds of one share of common stock sold under the plan for every two shares of common stock sold in the offering. The proceeds of the sales under the 10b5-1 plan will be directly distributed, on a pro rata basis, to investors in the offering. We have agreed to grant piggyback registration rights to the investors in the offering and, in addition, to register the shares sold in the offering within nine months of the closing of the offering. If we do not register the shares within nine months, we are obligated to pay each investor, in stock, an amount equal to 5% of the dollar value of his or her investment. The initial proceeds of the offering were used primarily in connection with the Las Americas transaction, with a portion used for general working capital. We are relying on the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act with respect to this transaction.

        One of our directors, John Evans, resigned from our board of directors and as our Chairman in April 2002 to pursue other interests.

Change in Operating Strategy

        After carefully reviewing our strategic focus and opportunities to expand our business, our board of directors approved a merger agreement with Las Americas Broadband, another publicly-held company. For more information about the merger agreement, which was dated as of April 25, 2002, see the information under the caption "Management's Discussion of Financial Condition and Results of Operation—Subsequent Events." Las Americas, through a subsidiary, is in the process of acquiring government-issued concession to build a cable television system in Northern Baja, Mexico, one of the fastest growing areas in North America in terms of both population growth and economic activity. We made our decision to proceed with this merger based, in part, on the following:

  •
  Las Americas is in the process of acquiring operations under which approximately 2,000 customers in Tijuana, Mexico are provided video, data and Internet services in accordance with a government-approved plan, and intends to expand these operations;

  •
  We believe there is currently little competition from existing incumbent cable providers or other competitors in the region;

  •
  We believe that the population and economic growth of the region, which has been is fueled, in part, by hundreds of manufacturing plants built and operated by some of the world's largest companies under special trade and incentive programs such as the Maquiladora program and NAFTA, will continue;

  •
  Las Americas' existing franchise cable television operations in Central California, which we believe will complement our existing and contemplated operations in California; and

  •
  The ability to add depth to our existing management team through the addition of Richard Lubic, an industry veteran with over 30 years' experience, who has agreed to serve as Chairman and CEO of USA Broadband following the merger.

        Earlier this year, we announced our intention to focus our MDU business in targeted markets to achieve operational efficiencies and scale in concentrated markets. One of the targeted markets is California, where we intend to continue MDU operations following the merger. On May 3, we announced that we completed the acquisition of the rights to serve 342 MDU customers in California from Verizon Media Ventures.

        In order to focus our operational and financial resources, we have begun a program to divest MDU operating assets in non-core markets, with the intention of using the proceeds of these sales to repay debt and other obligations, and to reinvest excess net proceeds of these asset sales in our new business strategy. As of the date of this report, we have entered into negotiations and, in some cases, letters of intent to sell of a portion of our non-strategic assets in the Pacific Northwest, the Midwest and the Southeastern United States.

        Based on the proposed merger agreement with Las Americas, market conditions for the continued financing of MDU operations, and other factors, we intend to focus our operations in the future as follows:

  •
  Concession-based cable television services in Mexico, with initial operations in the Northern Baja California region. Over time, we may introduce additional services such as data and Internet services in Northern Baja which are presently authorized under the concession, and expand services to additional cities and regions in Mexico by seeking additional concessions or through acquisitions;

  •
  Franchise cable television operations in the State of California, with initial operations in Central California, through Las Americas' wholly-owned subsidiary Country Cable, Inc. Over time, we may identify and pursue acquisitions of additional franchise cable television systems in California;

  •
  MDU operations primarily in the State of California. Presently, through our various operating subsidiaries we service approximately 3,600 subscribers in California.

FACTORS AFFECTING FUTURE PERFORMANCE

The market for our common stock is limited and price changes may be volatile.

        The shares of our common stock are not traded on an exchange or through the Nasdaq National Market or the Nasdaq SmallCap Market. Instead, our shares are traded over-the-counter and the market for these shares is not as developed as it would be if our shares were listed on an exchange or included in the Nasdaq National or SmallCap markets.

        The market price of our common stock is expected to be volatile for the foreseeable future. Factors such as quarterly fluctuations in results of operations, the announcement of new contracts or changes in either earnings estimates or investment recommendations by stock market analysts, among others, may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations which may continue for the foreseeable future. These broad market and industry fluctuations may adversely affect the market price of our common stock. Further, a share of our common stock currently falls within the SEC's definition of a "penny stock." The SEC has special disclosure requirements which broker-dealers must follow for most transactions in penny stocks. In addition, many broker-dealers will not deal in penny stocks. These factors may further limit the market for our common stock.

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

Our Substantial Indebtedness Could Adversely Affect Any Investment in Securities Outstanding From Time to Time

        We have incurred significant indebtedness and may incur significant additional amounts of indebtedness in acquiring other assets or companies. Our operations do not provide enough cash to service our indebtedness. Our indebtedness could have important consequences. For example, it could:

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

A Change of Control May Be Difficult

        Our certificate of incorporation contains, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Delaware law which affect merger and other change of control transactions. These provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that our stockholders may consider to be in their best interests.

The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock

        As of March 31, 2002, a total of approximately 5.7 million shares of our common stock were issuable on exercise of options or warrants previously issued by us or on conversion of outstanding preferred stock. Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options, warrants or preferred stock, likely would have an adverse effect on the prevailing trading price of our common stock.

Satellite and Direct Broadcast Satellite Technology Could Fail or Be Impaired

        Direct broadcast satellite technology is highly complex and is still evolving. As with any similar product or system, this technology might not function as expected or may not last for its expected life. If any of the DIRECTV satellites are damaged or stop working partially or completely for any of a number of reasons, DIRECTV customers would lose programming. In turn, we likely would lose customers, which could materially and adversely affect our operations, financial performance and the trading price of our common stock.

We do not control DIRECTV

        We are an intermediary for DIRECTV and do not control DIRECTV or have any input on its programming. DIRECTV generally purchases its programming from third parties. DIRECTV's success, and therefore ours, depends in large part on DIRECTV's ability to make good judgments about programming sources and to obtain programming on favorable terms. We have no control or influence over DIRECTV.

Increases in Programming Costs Could Adversely Affect Our Direct Broadcast Satellite Business

        Programmers could increase the rates that DIRECTV pays for programming. As a result, our costs would increase. We would be faced with either increasing our rates and potentially losing customers or suffering a reduction in our margins. Further, the rules implementing the law requiring programming suppliers that are affiliated with cable companies to provide programming to all multi-channel distributors, including DIRECTV, on nondiscriminatory terms are scheduled to expire in 2002. If these rules are not extended, these programmers could increase DIRECTV's rates, and therefore ours. If we increase our rates, we may lose customers. If we do not increase our rates, our costs, revenues and financial performance could be adversely affected.

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

        The Satellite Home Viewer Improvement Act resolved many of the issues between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, the act preserves the satellite industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends, through December 31, 2004, the satellite industry's right to retransmit, for a royalty, independent programming (so-called "superstations") to subscribers as "distant" signals. Further, satellite carriers are required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna.

        The Satellite Home Viewer Improvement Act also directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time. The FCC may define these standards in a manner that negatively impacts our business.

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

We Face Other Regulatory Risks

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

We Face Significant Competition; the Competitive Landscape Changes Constantly

        We compete with other multichannel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet and local and long-distance telephone companies. These competitors may be better capitalized than we are and may be able to offer more competitive packages or pricing than we or DIRECTV can offer. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

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

We Expect to Need Additional Capital in the Future and it May Not Be Available on Acceptable Terms

        We anticipate incurring substantial costs to install, operate and maintain our direct broadcast satellite systems and to further implement our business plan, including our expansion into Mexico if our proposed merger with Las Americas Broadband is approved. We expect to need significant amounts of working capital for infrastructure, marketing, personnel, general and administrative costs, and to fund existing losses.

        We will need to raise additional capital, either in the form of debt or equity. There is no assurance that additional capital will be available to us on favorable terms, if at all. If we are not able to fund our capital needs, this would adversely affect our business and financial condition and, therefore, the trading price of our common stock.

Our Future Profitability Is Dependent on the Introduction and Acceptance of Our Broadband and Other Online Services in General and the Completion of our Proposed Merger with Las Americas Broadband and Execution of its Business Plan in Particular

        We anticipate generating revenues in the future from broadband and other Internet services. Demand and market acceptance for these recently introduced services and products delivered over the Internet is highly uncertain. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, exist and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as viable for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in, or insufficient availability of, telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, our business and the trading price of our common stock could be adversely affected.

        We have entered into a merger agreement dated as of April 25, 2002 with Las Americas Broadband, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events." Our ability to achieve profitability depends, in part, on the approval of this merger by our shareholders and the shareholders of Las Americas Broadband and our ability, following the merger, to execute Las Americas Broadband's business plan calling for, among other things, an expansion into Northern Mexico. If the merger is not approved or we are not able to execute Las Americas Broadband's business plan, we may be unable to achieve profitability.

We Need to Hire and Retain Qualified Personnel to Sustain Our Business

        We are conducting a search for a permanent president and chief executive officer. We are currently managed by a small number of key management and operating personnel. Our future success depends, in part, on our ability to recruit and retain qualified personnel. Failure to do so likely would have an adverse impact on our business and the trading price of our common stock. In addition, we do not maintain "key man" insurance on any employee.

We have recently changed our strategy to focus on a limited number of markets, which increases our regulatory risk and will cause any downturn in these markets to have a greater adverse effect on our operations than is currently the case.

        We have recently changed our strategy to focus on providing video, data and Internet service in the State of California and in the Northern Baja region of Mexico. As part of this strategy, we intend to sell assets located in the Pacific Northwest, Midwest and Southeastern United States. As a result, our success will be tied more closely to the economic prospects of a relatively small number of regions. If the economies of these regions experience difficulties, this will have a greater adverse effect on our operations and financial condition than would be the case if we continue to serve more markets. In addition, we have not previously operated in Mexico, and operating there involves regulatory hurdles not present in the United States and with which we are not familiar. If we are unable to overcome these hurdles, we will not be able to achieve our anticipated revenues from our operations in Mexico, which will have a material adverse effect on our financial condition and results of operations.

PART II

ITEM 1—LEGAL PROCEEDINGS

        We are not a party to any lawsuit or legal proceeding other than routine litigation that is incidental to our business.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 2, 2002, we issued a warrant to purchase 15,000 shares of our common stock, at an exercise price of $3.50 per share, to trade creditor in consideration for the creditor's agreement to defer a liability. No underwriting commissions or discounts were paid in connection with this transaction. We relied upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act with respect to the issuance of this warrant. The party to whom we issued the warrant had a pre-existing business relationship with us, and we provided this party with an opportunity to meet with, and ask questions of, our management.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual stockholders' meeting was held on April 11, 2002. The following actions were taken at the annual meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Act of 1934, as amended:

        1.    The four nominees proposed by our board of directors were elected as directors by holders of our common stock and Series A Preferred Stock, voting together as a class, by the following votes:

Nominee	Votes "For"	Abstentions
Doug Cole	4,426,360	636,417
Edward Mooney	4,426,360	636,417
Russell Myers	4,426,360	636,417
John Evans	4,407,209	655,568

In April 2002, Mr. Evans resigned from our board of directors and as our Chairman to pursue other interests.

        2.    The two nominees proposed by our board of directors as "Series A directors" were elected by holders of our Series A Preferred Stock, voting as a class, by the following votes:

Nominee	Votes "For"	Abstentions
Jon Eric Landry	2,087,578	0
Ronald Spears	2,087,578	0

        3.    The holders of our common stock and Series A Preferred Stock, voting together as a class, approved and ratified the selection of Hein + Associates LLP as our auditors by a vote of 4,428,860 votes in favor, 0 shares opposed, and 633,917 votes abstaining.

ITEM 5—OTHER INFORMATION

Change in Fiscal Year

        In connection with our acquisition of DDC in July 2001, our board sought to simplify the reporting of our and DDC's financial information. DDC's fiscal year ends on June 30, while our fiscal year historically has ended on September 30. Thus, in February 2001, our board elected to change our fiscal year end from September 30 to June 30 to be consistent with DDC's fiscal year. A transition report covering the transition period of October 1, 2001 through June 30, 2002 will be filed under cover of Form 10-KSB.

Asset Purchase Agreement with Verizon Media Ventures and GTE Southwest Incorporated

        We and our wholly-owned subsidiary, USAB Video Corp II, Inc., entered into an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated dated as of March 1, 2002 under which we, through USAB Video Corp II, would acquire the right to provide video services to approximately 4,700 subscribers and related assets. We executed an amendment to the agreement as of April 30, 2002. Under the asset purchase agreement, as amended, we have agreed to pay Verizon Media Ventures and GTE Southwest a total of $967 for the right to serve each subscriber, with $800 to be paid in cash and $167 to be paid with a promissory note bearing interest at a rate of 19% per year payable to Verizon Media Ventures and GTE Southwest. Our total payment under the agreement, including the cash and note portion, is expected to be approximately $4.6 million. The agreement contemplated a series of closings, each of which would relate to a portion of the total subscribers. In addition, we have agreed to assume any liabilities of Verizon Media Ventures and GTE Southwest relating to the contracts under which the services are provided, including the obligation to provide services and other liabilities. Copies of the asset purchase agreement and the amendment to the agreement are attached as exhibits to Form 10-QSB. At the time we entered into the agreement, we made a cash deposit in the amount of $300,000 which was later applied against the cash purchase price at the first closing under the agreement. We also delivered a promissory note in the amount of $250,000 which serves as a partial guarantee of our obligations under the agreement.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit List

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization By and Among Optika Investment Company, Inc., DD Acquisition, Inc., Cable Concepts, Inc. and the Shareholders of Cable Concepts, Inc., dated March1, 2001 (Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001).
2.2	Agreement and Plan of Merger (Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001).
2.3	Agreement and Plan of Merger dated as of April 25, 2002 between USA Broadband, Inc. and Las Americas Broadband, Inc.
2.4	Asset Purchase Agreement dated as of March 1, 2002 among Verizon Media Ventures Inc. and GTE Southwest Incorporated and USAB Video Corp II, Inc. and USA Broadband, Inc.
2.5
First Amendment to Asset Purchase Agreement dated as of March 1, 2002 among Verizon Media Ventures Inc. and GTE Southwest Incorporated and USAB Video Corp II, Inc. and USA Broadband, Inc., dated as of April 30, 2002
3.1	Certificate of Incorporation of USA Broadband, Inc. (Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001).
3.2	Amended and Restated Bylaws of USA Broadband, Inc. (Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001).
3.3
Certificate of Designation, Preferences and Other Rights of the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (Incorporated by reference from our Current Report on Form 8-K dated July 27, 2001).
4.1	Form of Warrant to purchase shares of Common Stock of the Company (Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002).
4.2	Form of Option to purchase our Common Stock (Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002).
4.3	Registration Rights Agreement entered into with each of our Series A Convertible Preferred shareholders (Incorporated by reference from our Form 10-KSB filed with the SEC on January 25, 2002).
  (b)
  Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

USA BROADBAND, INC.

	By:	/s/ EDWARD P. MOONEY
	Its:	Interim President and Chief Executive Officer

/s/ BHASU PANCHAL Its: Principal Financial Officer
Dated: May 20, 2002

QuickLinks

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I
INDEX TO FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2002
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (UNAUDITED)
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
USA BROADBAND, INC. AND SUBSIDIARIES NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS AFFECTING FUTURE PERFORMANCE
PART II
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES