Form 10-KT
period 2002-06-30
USA BROADBAND INC
filed 2002-11-21
CIK 1105947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2001 to June 30, 2002

Commission File Number 0-29433

USA BROADBAND, INC.
(Name of small business issuer in its charter)

Delaware	84-1592698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1111 Orange Avenue, Coronado, California (Address of principal executive offices)	92118 (Zip Code)
Issuer's telephone number, including area code: (619) 435-2929
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

Shares of Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

State issuer's revenues for its most recent fiscal year: $1,261,000.

Revenue for the nine months ended June 30, 2002: $2,995,000.

As of September 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,693,020.

As of September 30, 2002, the number of shares outstanding of the registrant's common stock was 6,187,940.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Transition Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading "Factors Affecting Future Performance" in Item 6 of this Form 10-KSB. These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

        We are seeking to position ourselves as an industry leader in providing digital television, entertainment, data, Internet and broadband services. We initially targeted the multiple dwelling unit market and served subscribers through our primary operating subsidiary, Cable Concepts, Inc., which does business as Direct Digital Communications, or "DDC." DDC provides "private cable" television services to subscribers residing in multiple dwelling units, or "MDU," buildings such apartments, condominiums and other shared housing facilities. As of June 30, 2002, DDC served approximately 11,300 subscribers in seven states. See "DDC's Operations."

Proposed Merger with Las Americas Broadband, Inc.

        On April 23, 2002, we entered into a definitive merger agreement with Las Americas Broadband, Inc. under which Las Americas will merge with and into us, with Las Americas' shareholders receiving approximately .125 shares of our common stock for each share of Las Americas' common stock. Las Americas develops and operates cable television systems and broadband networks for video, data, and Internet.

        One of the conditions to Las Americas' obligation under the merger agreement was that we advance Las Americas up to $2,000,000 within 180 days of the date of the merger agreement. On May 3, 2002, Las Americas issued a promissory note to us in the amount of $750,000. As of June 30, 2002 we had advanced $500,000 to Las Americas under the note. In addition, after the end of the transition period we advanced an additional $350,000 to Las Americas. However, we have not advanced the full $2,000,000 required.

        Under the merger agreement, our obligation, and that of Las Americas, to proceed with the merger are each subject to various conditions. Some of the conditions to Las Americas' obligations have not been satisfied, including our receipt of a fairness opinion with respect to the transaction by July 15, 2002 and, as discussed above, our providing $2,000,000 in bridge financing to Las Americas by 180 days from the date of the merger agreement. Similarly, we believe that some of the conditions to our obligation to complete the merger have not been satisfied by Las Americas. However, we are in discussions with Las Americas regarding a completion of the merger notwithstanding a failure of these conditions. There is no assurance that these discussions will lead to a successful completion of the merger.

        Cable California S.A. de C.V., an entity organized under the laws of the United Mexican States and managed by Las Americas, has a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing high-speed Internet, telephone, data and multi-channel cable television to residents and businesses. Cable California is constructing a 1,300-mile broadband network in the Northern Baja California region of Mexico for the delivery of cable television, data and Internet service. Cable California has completed the first phase of this cable build, including its head-end, central operations center, and over 100 miles of cable plant now serving 2,000 customers.

        Las Americas has a management contract managing Cable California and a condition to the merger is that Las Americas acquire majority control of Cable California through a Mexican subsidiary. Las Americas, through a wholly-owned operating subsidiary, also owns and operates a 450-MHz cable television system serving approximately 1,800 subscribers in Kern County, California and doing business under the name "Country Cable."

        After the merger with Las Americas, we will continue to manage the approximately 3,600 MDU subscribers we presently serve in California, as well as approximately 1,800 Las Americas franchise cable subscribers, also in California, we will acquire through the proposed merger.

        After the completion of the proposed merger, Las Americas founder Richard G. Lubic, a thirty-year cable veteran, will serve as our Chairman and CEO. We also are moving our headquarters to Coronado, California.

Our Strategy

        As a result of the proposed merger with Las Americas, we will concentrate our efforts on concession-based cable television services in Baja, Mexico, with initial operations in Tijuana, Mexico. In order to focus our operational and financial resources, we have begun a program to divest DDC's MDU operating assets in non-core markets, with the intention of using the proceeds of these sales to repay debt and other obligations associated with the acquisition of Cable Concepts, Inc. in July, 2001, and to reinvest excess net proceeds of these asset sales in our new business strategy. As of the date of this report, we have entered into letters of intent for the sale of a portion of our non-strategic assets, and have retained various brokers and advisors to assist in system sales.

        Following the merger with Las Americas, our primary focus will be on expanding the cable build in Northern Baja, Mexico. In addition, we may seek to increase our subscriber base in California through the potential acquisition of additional franchise cable systems. In particular, we may explore acquisitions of franchise cable systems and additional MDU systems in areas with high concentrations of Hispanic-Americans in order to leverage our Spanish-language programming from our Mexico cable television system.

DDC's Operations

        We acquired Cable Concepts, Inc., which does business under the name DDC, in July 2001. DDC markets its services to apartment owners and condominium developments. In some areas, DDC provides "private cable" television services to MDUs.

        DDC generates revenue via a revenue-sharing agreement with DirecTV as well as through the delivery of its own local programming and related services. DDC secures the right to deliver its service to MDU customers through exclusive Right of Entry, or "ROE," marketing agreements. DDC deploys its in-building systems using a fiber/coaxial hybrid distribution infrastructure, which offers up to 3,000 Megahertz of bandwidth, coupled with interdiction and Ethernet connectivity. We believe that this allows for a cost effective "last mile" delivery of services, including digital television and high-speed data, that are in high demand by customers. DDC typically has provided system design and installation, systems management, and ongoing customer service. In most cases, once a system is installed in a multi-tenant building, DDC markets its television services directly to building residents.

        Over the past nine years, DDC has expanded its operations to include a full range of services which includes the provision of broadband telecommunications services. DDC's strategy has focused on combining specialized industry knowledge with technical expertise and a localized approach to providing customer sales and service and high quality, high-demand products and services, such as DirecTV.

        As noted above, we have begun a program of divesting DDC's MDU operating assets in areas other than our core markets of California and Northern Baja, Mexico. As of December 31, 2001, DDC was a party to 169 ROE agreements and was operating, or in the process of installing, 169 cable network systems in 26,939 apartment units in eleven states. As of December 31, 2001, DDC had 12,393 owned and 665 managed subscribers. As of June 30, 2002, DDC was a party to 148 ROE agreements and was operating, or in the process of installing, 148 cable network systems in approximately 25,600 apartment units in seven states. As of June 30, 2002, DDC had approximately 11,300 subscribers.

        From time to time DDC receives notices from owners of properties for which it has ROE agreements claiming that it is in default of the agreements. DDC attempts to respond to these default notices as promptly as possible, and to cure any defaults described in the notices. However, the default notices sometimes lead to a termination of service. During the transition period DDC lost approximately 968 subscribers as a result of terminations of service resulting from alleged defaults under these ROE agreements.

        DDC receives direct payments from subscribers for local and community programming and revenue-sharing payments from DirecTV for premium programming. Roughly three-quarters of DDC's MDU properties have been "takeovers" from previous system operators, including cable television system operators, and "overbuilds" of existing cable systems; the remaining one-quarter have been new installations of intra-building broadband infrastructure.

Competition

        We compete with other multi-channel programming distributors, including other direct broadcast satellite operators, cable operators, wireless cable operators, Internet providers and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than us. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us. Franchise cable operators typically have an exclusive franchise to provide wire-line cable television within a particular municipality. The average franchise cable offering has between 50 and 70 channels and is dominated by large competitors such as AT&T/TCI, Time Warner, Cox Cable, Media One and Comcast. Historically, the franchise cable offerings have been delivered via a 550Mhz, one-way coaxial wire that limited the number of channel offerings and prohibited the franchise cable companies from offering other value added services, such as high-speed Internet access, telephone service and video offerings. Digital cable services offer broader channel line-ups and premium services.

        Franchise cable operators have not historically focused on the MDU market and also have been reluctant to offer a revenue-sharing program. However, despite the lack of focus on the MDU market and the general reluctance to embrace the profit-sharing business model, we believe that, due to their financial resources, franchise cable operators may provide a significant source of competition in our MDU markets.

Employees

        As of September 30, 2002, we had nineteen full-time employees, including three in marketing, sales and customer support, six in administration and finance, and ten in field operations.

History

        We were originally incorporated under the name Double Ought Green Corporation on November 22, 1985 in the State of Utah for the purpose of acquiring business entities or other investment activities. We changed our name to Sumex Corporation in February 1999 and to EZIX.COM, Inc. in March 1999. In July 1999, we acquired Ecenter, Inc., and we changed our name to Merlin Software Technologies, Inc. in December 1999. We changed our name to Optika Investment Company, Inc. in January 2000. In July 2001, following our acquisition of DDC, we changed our name to USA Broadband, Inc. and became a Delaware corporation.

ITEM 2. DESCRIPTION OF PROPERTY

        None.

ITEM 3. LEGAL PROCEEDINGS

        In September 2001 Van Raden Properties, Inc., Greystone Manor Limited Partnership and Southmoor Limited Partnership filed an action against our subsidiary, Direct Digital Communications, Inc., in the District Court, County of Cass, State of North Dakota. The plaintiffs, which own and operate apartment buildings and mobile homes throughout North Dakota and Minnesota, entered into several contracts with Direct Digital for provision of satellite television services. The plaintiffs sought a declaratory judgment that, due to Direct Digital's alleged failure to provide quality service, the contracts should be terminated. On August 13, 2002, the court issued an order terminating the contracts between Direct Digital and the plaintiffs and ordered that it pay a total of approximately $81,000, consisting of damages and costs and expenses, to the plaintiffs.

        On April 19, 2002, Fairway Center Associates, L.L.C. filed a complaint against Direct Digital in the Superior Court of the State of Washington for King County. The complaint purports to state a claim for breach of contract against Direct Digital arising out of a commercial lease entered into between Fairway and Direct Digital, and seeks, among other relief, damages of approximately $114,000. We believe that this action is without merit and intend to vigorously defend it. In June 2002, OnePath Networks filed an action against Direct Digital in New Jersey state court located in Essex County, New Jersey, seeking the sum of $138,000 in connection with an alleged breach of contract.

        On July 15, 2002, The Telecom Group, which does business under the name Gale Telecom Services, filed a complaint against Direct Digital in the Superior Court for Sacramento County, California. In the lawsuit The Telecom Group alleges that Direct Digital owes approximately $89,000 for satellite video construction and maintenance services provided by The Telecom Group.

        On August 16, 2002, L.A. Commercial Group, Inc., which does business under the name Continental Commercial Group, filed a lawsuit against Cable Concepts, Inc., seeking a judgment in the amount of approximately $62,000 for money allegedly owed to the plaintiff for television programming. On October 24, 2002, the plaintiff made a request for entry of default and entry of judgment in the amount of approximately $67,000, which includes the money allegedly owed, plus interest, costs and attorneys' fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our shares have historically traded on the Over-the-Counter Bulletin Board or "OTCBB," under the symbol USBU.OB. Our shares are not currently eligible for trading on the OTCBB because this report was not filed within the deadline established by the SEC. However, after we make this filing we intend to seek to have the shares of our common stock declared eligible for trading on the OTCBB. The table below shows the high and low closing prices for each quarter for the nine months ended June 30, 2002 and the fiscal years ended September 30, 2001 and 2000.

NINE MONTHS ENDED JUNE 30, 2002

        2002

Quarter Ended		Share Price
6/30/02	High Low	$ $	3.20 2.05
3/31/02	High Low	$ $	3.45 2.60
12/31/01	High Low	$ $	3.75 3.00

2001

Quarter Ended		Share Price
9/30/01	High Low	$ $	4.50 3.50
6/30/01	High Low	$ $	5.00 3.00
3/31/01	High Low		n/a n/a
12/31/00	High Low		n/a n/a

2000

Quarter Ended		Share Price
9/30/00	High Low	n/a n/a
6/30/00	High Low	n/a n/a
3/31/00	High Low	n/a n/a
12/31/99	High Low	n/a n/a

        As of September 30, 2002, we had approximately 263 record holders of our shares of common stock. We have not declared any cash dividends on our common stock since inception and our board of directors has no present intention of declaring any dividends. For the foreseeable future, we intend to retain all earnings, if any, to develop and expand our business.

Recent Sales of Unregistered Securities

        In April, 2002, we raised approximately $1,000,000 in an equity offering to private investors. Under the offering, investors purchased shares of common stock at a price of $2.00 per share. In connection with the offering, an individual holding shares of our common stock who is not affiliated with us agreed to sell a number of shares, pursuant to a plan designed to comply with SEC Rule 10b5-1, sufficient to provide each investor with the proceeds of one share of common stock sold under the plan for every two shares of common stock sold in the offering. The proceeds of the sales under the 10b5-1 plan will be directly distributed, on a pro rata basis, to investors in the offering. We have agreed to grant piggyback registration rights to the investors in the offering and, in addition, to register the shares sold in the offering within nine months of the closing of the offering. If we do not register the shares within nine months, we are obligated to pay each investor, in stock, an amount equal to 5% of the dollar value of his or her investment. We paid finders' fees to one entity and one individual in connection with this offering. RTX Securities acted as placement agent for a portion of this offering. In consideration for the services of RTX Securities, we paid it a retainer of $25,000 and issued a total of 23,161 shares of our common stock to RateXchange Corporation, the parent company of RTX Securities. 9,200 of these shares were issued as compensation for the services of RTX Securities, and the remaining 13,961 shares were issued in lieu of a $18,000 commission which we had agreed to pay RTX Securities in connection with the offering. Of the shares sold in this offering, we are obligated to issue, but have not yet issued, 10,869 shares.

        In April, 2002, we raised a total of $541,737 through the sale of 406,303 shares of our common stock to private investors. Of the 406,303 shares issued in connection with the offering, 135,434 shares had special registration rights. We have issued 148,369 of these shares to date, and are obligated to issue the remaining 257,934 shares. We paid a finder's fee to an entity in connection with this offering.

        In July, 2002, we commenced an offering of up to $10,000,000 of common stock. To date we have raised $229,353 in this offering through the sale of 114,676 shares at a price of $2.00 per share. The price per share of the shares sold in the offering, which is intended to be at a discount to the market value of our common stock, may be reduced below $2.00. If the price is reduced, we will increase the number of shares to be issued to investors who have already made purchases in the offering. We have not yet issued any of the shares sold in this offering. We have not paid finder's fees in connection with this offering, but may pay these fees in connection with future sales in the offering.

        In July, 2002, we agreed to issue, to each of Paul Moore and Theodore Swindells, warrants to purchase 200,000 shares of our common stock, in connection with various loans and advances made by these two individuals to us. In September, 2002, we agreed to issue 30,000 of our shares to The Research Works as consideration for research services. In September 2002 we issued to Corporate Capital Management warrants to purchase 300,000 shares of our common stock in consideration for financial advisory services.

        No underwriting commissions or discounts were paid in connection with any of the above transactions, with the exception of the payment to RTX Securities and the issuance of shares to RateXchange Corporation and the payment of the finders' fees discussed above. We relied upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act with respect to the offer and sale of the unregistered securities described above. We conducted no general solicitation or advertising in connection with any of the transactions described above. Each of the persons that acquired unregistered securities had a pre-existing relationship with us or one of our placement agents or finders. In addition, each purchaser was required to complete a subscription document and confirm their status as a "sophisticated investor." We provided each potential purchaser with an opportunity to meet with, and ask questions of, our management.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this Transition Report on Form 10-KSB. This discussion contains certain "forward-looking statements" that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the heading "Factors Affecting Future Performance," as well as those discussed elsewhere in this report.

General

        We are seeking to position ourselves as an industry leader in providing digital television, entertainment, data, Internet and broadband services. Our current operations consist of providing video service to MDU subscribers through Cable Concepts, which we acquired in July 2001. We receive revenues from subscriber fees and revenue-sharing payments form DirecTV.

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

        Impairment of Long-Lived Assets.    In the event that facts and circumstances indicate that the stated value of an asset may be impaired, we evaluate the recoverability of the asset. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required.

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

Results of Operations

        Prior to acquiring DDC in July 2001, we did not have any material operations. DDC is therefore considered our predecessor for accounting purposes. Accordingly, we believe that in assessing our performance for the years ended September 30, 2001 and September 30, 2000, the most meaningful figures are the pro forma combined operations for us and DDC. Similarly, in comparing results of operations, you should compare our operations for the nine months ended June 30, 2002 with the pro forma combined operations of us and DDC for the nine months ended June 30, 2001.

        The selected financial information which follows includes selected pro forma combined operations data for us and DDC for the years ended September 30, 2001 and September 30, 2000 and for the nine months ended June 30, 2001, and our actual operations data for the nine months ended June 30, 2002. This data should be read in conjunction with our financial statements, and the financial statements of DDC, appearing elsewhere in this Form 10-KSB. In the discussion below, references to our results of operations for the years ended September 30, 2001 and September 30, 2000 and the nine months ended June 30, 2001 are to the pro forma combined results of operations for us and DDC. References to our results of operations for the nine months ended June 30, 2002 are to our actual results of operations.

Selected Financial Information for the Years Ended September 30, 2001 and September 30, 2000

	(In Thousands)
	Year Ended 9/30/01 (Pro Forma Combined)	% of Revenues	Year Ended 9/30/00 (Pro Forma Combined)	% of Revenues	% Change from 2000 to 2001
Revenues	4,702	100.0%	2,003	100.0%	134.8%
Cost of Revenues	1,565	33.3%	424	21.2%	269.1%

Gross Profit	3,137	66.7%	1,579	78.8%	98.7%
Selling, general & administrative expenses	10,365	220.4%	3,396	169.6%	205.2%
Depreciation	1,795	38.2%	650	32.5%	176.2%

Total Operating Expenses	12,160	258.6%	4,046	202.0%	200.5%
Loss from Operations	(9,023)	-191.9%	(2,467)	-123.2%	265.8%

Comparison of Year Ended September 30, 2001 to the Year Ended September 30, 2000

        The increase in our revenues from fiscal 2000 to fiscal 2001 resulted in part from our purchase, near the end of fiscal 2000, of ROE agreements governing properties in North Dakota. In addition, during fiscal 2000 and fiscal 2001 we were expanding our business by purchasing ROE agreements and entering into new ROE agreements governing properties in other areas. In January 2001 we purchased ROE agreements governing approximately 1,500 subscribers in Dallas, Texas. Our cost of revenues, as a percentage of revenue, increased from fiscal 2000 to fiscal 2001 because our programming costs in connection with the ROE agreements for North Dakota and Dallas, Texas were higher than for other ROE agreements, while the subscriber fees were about the same.

        Our selling, general and administrative expenses increased dramatically from fiscal 2000 to fiscal 2001, partially as the result of the Direct Digital merger in July 2001 and partially from our hiring of additional technical personnel in connection with the expansion of our business. Our depreciation expense increased from fiscal 2000 to fiscal 2001 as the result of our increased purchases of property, consisting primarily of ROE agreements and subscriber equipment, during the expansion of our business.

Selected Financial Information for the Nine Months Ended June 30, 2002 and June 30, 2001

	Nine Months Ended June 30, 2002	% of Revenues	Nine Months Ended June 30, 2001 (Pro Forma Combined)	% of Revenues	% Change from 2001 to 2002
	(In Thousands)
Revenues	$2,995	100.0%	$3,441	100.0%	-13.0%
Cost of Revenues	712	23.8%	1,021	29.7%	-30.3%

Gross Profit	2,283	76.2%	2,420	70.3%	-5.7%
Selling, general & administrative Expenses	6,656	222.2%	5,308	154.3%	25.4%
Impairment of Long-Lived Assets	9,850	328.9%	—	—	—
Depreciation	1,314	43.9%	1,320	38.4%	-.5%

Total Operating Expenses	17,820	595.0%	6,628	192.6%	168.9%
Loss from Operations	(15,537)	-518.76%	(4,208)	-122.3%	269.2%

Comparison of Nine Months Ended June 30, 2002 with Nine Months Ended June 30, 2001

        The decline in our revenue in the transition period from the nine months ended June 30, 2001 resulted from a decline in subscribers due to the sale of the ROE agreements governing the North Dakota properties and the termination, by mutual agreement, of a contract giving us the right to provide video services in San Diego, California. Our cost of revenues also declined as the result of the reduction in the number of subscribers served. Our costs of revenues declined as a percentage of revenues due to the sale of the North Dakota ROE agreements, which had higher programming costs associated with them.

        Our selling, general and administrative expenses were higher for the transition period than for the nine months ended June 30, 2001 because of the increased personnel and other administrative costs resulting from the Direct Digital merger in July 2001. The substantial increase in our total operating expenses was due in large part to our recognition of a loss from impairment of long-lived assets of $9,850,000. This loss represented the full value of the goodwill we had recognized in connection with the Direct Digital merger.

Liquidity and Capital Resources

        Our financial statements are presented on a going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2002, we had a working capital deficit of approximately $9,204,000. Our ability to continue as a going concern depends on our ability to raise the capital necessary to successfully implement our business plan and ultimately achieve profitable operations. During the nine-month period ended June 30, 2002, we continued to implement cost-cutting measures designed to increase operational efficiency, focus the geographic concentration of our operations and dispose of assets that are not consistent with our plan, either from a geographic or operational perspective. We intend to use the proceeds of asset sales to repay debt and other obligations, and to reinvest the remaining net proceeds, if any, in existing or new assets.

        As part of our strategy of disposing of non-core assets, in May and June 2002 we entered into three separate agreements which together provide for the sale of ROE agreements and related assets relating to up to 1,035 private cable subscribers located in Washington, Tennessee and North Dakota. These subscribers are currently served by Cable Concepts and another subsidiary of ours, Direct Digital Midwest, Inc. The agreements provided for a series of closings, each of which would relate to a portion of the ROE agreements. However, each closing is dependent upon our obtaining the consent of the owners of the properties to be sold or, in some case, the negotiation of a new ROE agreement. After the end of the transition period we closed on a portion of these sales. See the information under the heading "Subsequent Events" below.

        During the nine-month period ended June 30, 2002, we sold contracts under which we received a fee from property owners to provide video services using equipment owned by the property owner. In addition, we agreed to the mutual termination of a contract giving us the right to provide video services to properties located in San Diego, California because this contract did not match our criteria as a core operating asset. This termination resulted in a reduction in our liabilities of approximately $592,000. We also received cash consideration owed to us through the sale of our California cable operations during the nine months ended June 30, 2002. Substantially all of the proceeds have been or will be used to repay our lines of credit and other indebtedness.

        In addition to implementing cost-cutting measures and selling non-core assets, in an effort to improve our balance sheet we are negotiating with creditors, including officers, directors and affiliates of ours, to convert outstanding debt into equity. We cannot make any assurances that any of these negotiations will be successful.

        Prior to and after September 11, 2001, we have had limited access to investment capital to support working capital deficits or to expand existing operations. Consequently, the financial condition of our operating subsidiaries deteriorated in the three months ending June 30, 2002 and has deteriorated since then. Prior to and after June 30, 2002, we have been focused on negotiations with prospective lenders and investors as we seek to refinance all outstanding loans and liabilities in order to provide working capital. These negotiations are continuing. We require working capital for existing operations pending their sale or disposition and in connection with the proposed combined business of USA Broadband and Las Americas. See the information under the caption "Proposed Merger with Las Americas Broadband, Inc." in Item 1 of this Form 10-KSB.

        As of June 30, 2002, we had a note payable in the amount of $1,550,000 bearing interest at a rate of 10% per year. This note is due on December 15, 2002. We are required to make principal repayments of between $100,000 and $150,000 on this note each month until December 15, 2002, when final repayment is to be made. We intend to make these principal repayments from the net proceeds of assets collateralizing the loan, from funds generated through equity or debt offerings and from a portion of the net proceeds of the sale of unencumbered, non-core operating assets. We also have a bank line of credit in the amount of $100,000, which expires in January 2003. This line of credit bears interest at the prime rate, which as of June 30, 2002 was 4.75%.

        As of June 30, 2002 we had two unsecured notes payable outstanding in the amount of $150,000 each. In addition, we owed $10,000 in accrued interest on these notes at June 30, 2002. The holders of these notes, Theodore Swindells and Paul Moore, each beneficially own over 5% of our common stock. The notes were issued on March 4, 2002, bear interest at the rate of 10% per year and had a due date of October 31, 2002. We are in default under these notes and are seeking a waiver of default from Mr. Swindells and Mr. Moore. See Item 12 of this Form 10-KSB.

        As of June 30, 2002, we had a note payable to a bank in the amount of $1,417,000 which matures in April 2004 and which bears interest at an annual rate equal to prime plus two hundred basis points, or 6.75% as of June 30, 2002. This debt is secured by all of our assets and, in addition, a $500,000 certificate of deposit. We are in default under the loan agreement relating to the note payable and are seeking a waiver of some of the agreement's covenants from the bank.

        As of June 30, 2002, we owed a total of approximately $1,176,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of our directors, has an interest. See Item 12 of this Form 10-KSB. Of this $1,176,000, $828,000 is due under a promissory note held by Geneva Associates Merchant Banking Partners, consisting of the $750,000 principal value of the note and

$78,000 in accrued interest. This note was due in October 2002 and bears interest at the rate of 14%. We are currently in default under this note. The remaining $348,000 owed to Geneva Associates Merchant Banking Partners is due under a reimbursement agreement under which Geneva Associates Merchant Banking Partners, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit we have with the bank. Of this $348,000, $300,000 represents the $300,000 in principal owed under the agreement, $18,000 represents accrued and unpaid interest, and $30,000 represents an unpaid 10% fee in connection with the issuance of the letter of credit. The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year. We are currently in default under the reimbursement agreement.

        The following table sets forth information regarding our contractual obligations as of June 30, 2002 and the periods in which payments are due.

Contractual Obligations	Payments Due by Period
	Less than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Lines of Credit and Notes Payable	$4,802,000	—	—	—	$4,802,000
Capital Lease Obligations	438,000	—	—	—	438,000
Operating Lease Obligations	320,000	403,000	213,000	—	936,000

Total Contractual Cash Obligations	$5,560,000	$403,000	213,000	0	$6,176,000

Obligations

        In addition to the above obligations, we may have an obligation under an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated. During the transition period we decided not to complete the purchase of the rights for some of the properties, located in Texas, included in this asset purchase agreement. We believe that Verizon Media Ventures and GTE Southwest are attempting to sell the properties in question to third parties, and that these entities may seek to collect from us any difference between the price we agreed to pay and the prices received in connection with these sales to third parties. We have also signed a performance guarantee in the amount of $250,000 with regard to the asset purchase agreement. This guarantee is in the form of a deposit note bearing an interest rate of 19% which will become payable if we fail to perform under the agreement. Verizon Media Ventures and GTE Southwest may seek to hold us liable for the amount of the performance guarantee. Neither entity has made any claim against us as a result of our decision not to purchase the rights for the properties in question.

        After the end of the transition period, in September 2002, we issued a promissory note to our outside counsel in connection with unpaid legal fees. This promissory note is secured by all of the assets of USAB Video Corp II, Inc., one of our subsidiaries.

        We are required to use 10% of the net proceeds from future sales or grants of equity through July 2004 toward payment of a note payable held by Geneva Associates Merchant Banking Partners, then for redemption of our Series B Preferred Stock, followed by redemption of our Series C Preferred Stock. We are not currently in compliance with this requirement as it relates to either the note payable or the preferred stock.

Cash Flows from Operating Activities

        Our operations utilized net cash of approximately $1,589,000 for the nine-month period ended June 30, 2002. The use of cash was related primarily to funding the net losses from our operations, reduction of accounts receivable and other liabilities and reduction of deferred revenues, offset by adjustments for non-cash expenses such as impairment of long-lived assets, loss on disposal of fixed assets, stock-based compensation, depreciation, amortization and allowance for bad debt and an increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

        During the nine-month period ended June 30, 2002, investing activities resulted in a reduction of cash of approximately $477,000. This was the result of our purchases of property and equipment and payment of a note receivable during the period, offset by net proceeds of asset sales.

Cash Flows from Financing Activities

        During the nine-month period ended June 30, 2002, financing activities generated cash of approximately $1,973,000. This resulted from proceeds from the sale of stock and from net borrowings on long-term capital, offset by reductions in a line of credit and reductions in principal on long-term debt and capital lease obligations.

Impact Of Accounting Principles

        In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards Nos. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 141 also requires, upon adoption of SFAS 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        One of the requirements of SFAS 142 is that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The prohibition on amortization of goodwill was effective immediately upon the adoption of SFAS 142, and in accordance with this requirement we did not amortize goodwill resulting from the Direct Digital merger during the transition period. SFAS 142 also requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. This aspect of SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. We did not elect for early implementation of the portion of SFAS 142 requiring an annual goodwill impairment test and accordingly did not apply this portion during the transition period. However, as described below, we recognized a loss from the impairment of the full value of the goodwill resulting from the Direct Digital merger as the result of the application of SFAS 121, which was in effect during the transition period.

        In June 2001, the FASB also approved for issuance Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt SFAS 143 effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We do not believe that the adoption of SFAS 143 will have a material effect on our financial position, results of operations or cash flow.

        In October 2001, the FASB approved Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

        The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are generally to be applied prospectively. We did not elect early implementation of Statement 144 during the transition period. However, we applied Statement 121, which was still in effect during the transition period, to assess the value of the long-lived assets resulting from the Direct Digital merger, which included a goodwill component. Our evaluation resulted in the recognition of a loss in the amount of $9,850,000 from an impairment of the value of the Direct Digital assets, consisting entirely of the goodwill that had been allocated to those assets.

        In April 2002, the FASB approved Statement of Financial Accounting Standards No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections ("SFAS 145"). This statement clarifies, updates and simplifies existing accounting pronouncements related to gain and losses on extinguishments of debt and lease modifications, among other items. We do not believe that the adoption of SFAS 145 will have a material effect on our financial position, results of operations or cash flow.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial position or results of operations.

Subsequent Events

        The agreement relating to our acquisition of Cable Concepts called for a potential downward adjustment to the purchase price based on the amount of Cable Concepts' accounts payable as of the effective date of the acquisition, which is July 16, 2001. Accordingly, some of the shares we issued in consideration for the merger were placed in escrow, and were not to be released unless it was determined that a downward adjustment was not appropriate. We have recently conducted an analysis of the accounts payable of Cable Concepts as of July 16, 2001 which indicates that a downward adjustment is appropriate, and that a portion of the shares of our common stock in escrow should revert back to us rather than being released to the former shareholders of Cable Concepts. We have not calculated the exact number of shares which may revert back to us. In addition, there is no assurance that Cable Concepts' former shareholders will agree with our calculations or that all or any of these shares will ultimately revert back to us.

        After the end of the transition period we closed on the sale of some of the ROE agreements and related assets for subscribers located in Washington under an agreement entered into in June 2002. See "Liquidity and Capital Resources" above. Of the $215,000 in total estimated proceeds from these sales, we have closed on approximately $176,000 worth of sales, approximately $39,000 was returned to the purchaser as the result of the failure to obtain consents of property owners or other factors, and approximately $10,000 remains in escrow.

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

        Our ability to make payments on and to refinance our indebtedness or preferred stock and to fund capital expenditures and other activities depends on our ability to generate cash either from operations or from investing or other financing activities. To date, we have generated the bulk of our cash flow from the sale of securities or by borrowing money. There is no assurance that we will be able to continue generating cash in this fashion, particularly if our operating subsidiaries do not begin generating cash. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facilities, on commercially reasonable terms, if at all.

A Change of Control May Be Difficult

        Our certificate of incorporation contains, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Delaware law which affect merger and other change of control transactions. These provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving us that our stockholders may consider to be in their best interests.

The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock

        As of September 30, 2002, a total of approximately 9.7 million shares of our common stock were issuable on exercise of options or warrants previously issued by us or on conversion of outstanding preferred stock or reserved for issuance under a stock grant plan approved by our board of directors in June 2002. See the information under the heading "Long-Term Incentive and Stock Grant Plans" in Item 10 of this Form 10-KSB. Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options, warrants or preferred stock, likely would have an adverse effect on the prevailing trading price of our common stock.

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

We do not control DirecTV

        We are an intermediary for DirecTV and do not control DirecTV or have any input on its programming. DirecTV generally purchases its programming from third parties. DirecTV's success, and therefore ours, depends in large part on DirecTV's making good judgments about programming sources and ability to obtain programming on favorable terms. We have no control or influence over DirecTV.

Increases in Programming Costs Could Adversely Affect Our Direct Broadcast Satellite Business

        Programmers could increase the rates that DirecTV pays for programming. As a result, our costs would increase. We would be faced with either increasing our rates and potentially losing customers or suffering a reduction in our margins. Further, the rules implementing the law requiring programming suppliers that are affiliated with cable companies to provide programming to all multi-channel distributors, including DirecTV, on nondiscriminatory terms are scheduled to expire in 2002. If these rules are not extended, these programmers could increase DirecTV's costs, and therefore our costs. If our costs increase and we therefore increase our rates, we may lose customers. If we do not increase our rates, our costs, revenues and financial performance could be adversely affected.

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

The Effect of New Federal Satellite Television Legislation on Our Business Is Unclear

        On November 29, 1999, former President Clinton signed the Satellite Home Viewer Improvement Act of 1999. This act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rulemakings and studies in connection with this legislation. We cannot predict the effect of this new law on our business.

        The Satellite Home Viewer Improvement Act resolved many of the issues between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, the act preserves the satellite industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends, through December 31, 2004, the satellite industry's right to retransmit, for a royalty, independent programming, from so-called "superstations," to subscribers as "distant" signals. Further, satellite carriers are required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna.

        The Satellite Home Viewer Improvement Act also directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time. The FCC may define these standards in a manner that negatively affects our business.

We Could Lose Money Because of Signal Theft

        Each year, the unauthorized receipt of direct broadcast or cable signals, or "signal theft," costs the industry significant revenues. To date, signal theft has been contained. If, however, signal theft becomes widespread, our revenues likely would suffer. DirecTV uses encryption technology in an effort to prevent people from receiving programming without paying for it. However, the technology is not foolproof, and there is no assurance that we will be protected from signal theft.

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

Direct Broadcast Satellite Equipment Shortages Could Adversely Affect Our Direct Broadcast Business

        There have been periodic shortages of direct broadcast satellite equipment. These shortages may occur in the future. During periods of shortage, we may be unable to accept new subscribers and, as a result, potential revenue could be lost. If we are unable to obtain direct broadcast satellite equipment in the future, or if we cannot obtain this equipment on favorable terms, our business and results of operations could be adversely affected.

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

We Face Significant Competition; the Competitive Landscape Changes Constantly

        We compete with other multichannel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet providers and local and long-distance telephone companies. These competitors may be better capitalized than we are and may be able to offer more competitive packages or pricing than we or DirecTV can offer. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

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

We Expect to Need Additional Capital in the Future and it May Not Be Available on Acceptable Terms

        We anticipate incurring substantial costs to install, operate and maintain our direct broadcast satellite systems and to further implement our business plan, including our expansion into Mexico if our proposed merger with Las Americas Broadband is approved. We expect to need significant amounts of working capital for infrastructure, marketing, personnel and general and administrative costs, and to fund existing losses.

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

        We have entered into a merger agreement with Las Americas Broadband, Inc. See the information under the caption "Proposed Merger with Las Americas Broadband, Inc." in Item 1 of this Form 10-KSB. Our ability to achieve profitability depends, in part, on the approval of this merger by our shareholders and the shareholders of Las Americas Broadband and our ability, following the merger, to execute Las Americas Broadband's business plan calling for, among other things, an expansion into Northern Mexico. If the merger is not approved or we are not able to execute Las Americas Broadband's business plan, we may be unable to achieve profitability.

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

        We have recently changed our strategy to focus on providing video, data and Internet service in the State of California and in the Northern Baja region of Mexico. As part of this strategy, we have sold assets located in the Pacific Northwest, Midwest and Southeastern United States, and intend to make similar sales in the future. As a result, our success will be tied more closely to the economic prospects of a relatively small number of regions. If the economies of these regions experience difficulties, this will have a greater adverse effect on our operations and financial condition than would be the case if we continued to serve more markets. In addition, we have not previously operated in Mexico, and operating there involves regulatory hurdles not present in the United States and with which we are not familiar. If we are unable to overcome these hurdles, we will not be able to achieve our anticipated revenues from our operations in Mexico, which will have a material adverse effect on our financial condition and results of operations.

        Various conditions to the parties obligations to proceed with our planned merger with Las Americas have not been satisfied, and if the merger is not completed we may not be able to execute our business plan.

        Under our merger agreement with Las Americas, our obligation, and that of Las Americas, to proceed with the merger are each subject to various conditions. Some of the conditions to Las Americas' obligations have not been satisfied, including our receipt of a fairness opinion with respect to the transaction by July 15, 2002 and our providing $2,000,000 in bridge financing to Las Americas by 180 days from the date of the merger agreement. Similarly, we believe that some of the conditions to our obligation to complete the merger have not been satisfied by Las Americas. However, we are in discussions with Las Americas regarding a completion of the merger notwithstanding a failure of these conditions. There is no assurance that these discussions will lead to a successful completion of the merger. If the merger is not completed, we may not be able to execute the business plan described in Item 1 of this Form 10-KSB. In particular, we may not be able to provide cable television services in Northern Baja, Mexico.

ITEM 7. FINANCIAL STATEMENTS

        (a)  (1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

  Independent Auditors' Report

  Consolidated Balance Sheet as of June 30, 2002

  Consolidated Balance Sheet as of September 30, 2001

  Consolidated Statements of Operations for the Nine Months Ended June 30, 2002 and the year ended September 30, 2001

  Consolidated Statements of Stockholders' Equity (Deficit) for the Nine Months Ended June 30, 2002 and the year ended September 30, 2001

  Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2002 and the year ended September 30, 2001

  Notes to Consolidated Financial Statements

        (2)  Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Management

        The following table sets forth information regarding our officers and directors as of June 30, 2002:

NAME	AGE	POSITION
Lewis D. Suders	56	Chief Operating Officer
Grant Miller	46	Chief Financial Officer
Bhasu Panchal	53	Controller
Douglas D. Cole	47	Director
Jon Eric Landry	56	Director
Edward P. Mooney	43	Director
Russell R. Myers	42	Director
Ronald E. Spears	54	Director

        Lewis D. Suders.    Mr. Suders became our Chief Operating Officer in September 2002. From January 1997 to September 2002, Mr. Suders was employed by Time Warner Cable, where he managed technical and engineering functions for cable television systems. In his position with Time Warner Cable, Mr. Suders was responsible for the development of broadband networks serving subscribers in Texas cities on the Mexican border.

        Grant Miller.    Mr. Miller became our Chief Financial Officer in June 2002. From April 1999 to October 2001, Mr. Miller was a managing director in charge of financial services at Alitum, Inc., which provides application hosting and business management services. From October 1997 to November 1998, Mr. Miller was International Chief Financial Officer of WorldxChange Corporation, which provides international and local telephone service. From December 1995 to October 1997, Mr. Miller was the Director of International Development for Spain for Time Warner Cable.

        Bhasu Panchal.    Mr. Panchal has served as our Controller since November 2001. As our Controller, his responsibilities include managing and administering our financial, accounting and information systems. Mr. Panchal also serves as the Managing Director and Controller of our subsidiary, Cable Concepts, Inc. For the three years prior to joining Cable Concepts, Inc., Mr. Panchal worked for L-3 Communications Inc., where he served as a Director of Finance and Administration for the Prime Wave Communications division and Controller for EMP Systems division. Prior to beginning work at L-3 Communications, Mr. Panchal worked for four years at Ceridian Inc., where he was responsible for managing tax filings and tax deposits for Fortune 100 clients.

        Douglas D. Cole.    Mr. Cole has been a director since October 2001. Since August 2002 Mr. Cole has been Chairman and Chief Executive Officer of Trinity Companies, Inc. which provides technology-enabled learning, training and accreditation services to industry. Mr. Cole served as Interim President and Chief Executive Officer of Cable Concepts, Inc., our subsidiary, from November 2001. From August 1998 to June 2000, Mr. Cole served as a director of RateXchange Corporation and as a director of two of RateXchange's subsidiaries, RateXchange I, Inc. and PolarCap, Inc. Mr. Cole served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from April 1999 to February 2000. He served as the Chief Executive Officer of PolarCap, Inc. from its inception in 1995 until August 1998. From 1995 to 1996, Mr. Cole served as President and Chief Executive Officer of Starpress, Inc. after Great Bear Technology Company, a publicly-held California company, acquired Starpress. He served as President and Chief Executive Officer of Great Bear from 1993 through 1996.

        Jon Eric Landry.    Mr. Landry has served as a director of USA Broadband, Inc. since September 2001. Since 1974, he has served as President and Chief Executive Officer of Landry Montana Partners, Inc., a firm that specializes in the development of human capital and leadership teams for emerging, high growth companies. Mr. Landry specializes in providing client companies with long-term organizational planning, executive management and board member identification and placement, and coordinates the engagement of local and regional recruiting firms to meet the ongoing human resource needs of client companies. Additionally, from time to time, Mr. Landry has provided consulting services in connection with human capital and leadership building to Maroon Bells Capital, L.L.C. and Maroon Bells Capital Partners, Inc. Mr. Landry is not an officer, director or shareholder of Maroon Bells Capital, L.L.C. or Maroon Bells Capital Partners, Inc.

        Edward P. Mooney.    Mr. Mooney has served as a director since April 2001. He served as our Executive Vice President from April 2001 and as our Interim President and Interim Chief Executive Officer from December 2001 through September 2002 while we recruited additional executive management. Richard Lubic, the founder of Las Americas, has agreed to serve as our Chairman and CEO following completion of our proposed merger with Las Americas Broadband, Inc. See the information under the heading "Proposed Merger with Las Americas Broadband, Inc." in Item 1 of this Form 10-KSB. Mr. Mooney has served as a director of Trinity Companies, Inc. since August 2002.

        Since October 2002, Mr. Mooney has served as President of Trinity Companies, Inc. Mr. Mooney also served as a director of Category 5 Technologies, Inc. during 2001 and 2002 through that company's merger with Mind Arrow, Inc., another public company. Prior to being appointed as our Interim President and Chief Executive Officer in December 2001, Mr. Mooney served as Executive Vice President since April 2001. Prior to becoming our Executive Vice President, Mr. Mooney was self-employed as a corporate development consultant. Mr. Mooney served as Executive Vice President (April 1999 to April 2000) and director (November 1998 to April 2000) of RateXchange Corporation. Mr. Mooney has also served as President (September 1996 to April 1997) and as a director (September 1996 to May 1998) of WorldPort Communications, Inc. From September 1993 to November 1998, Mr. Mooney was an analyst for Maroon Bells Capital Partners, Inc. Additionally, since 1998, Mr. Mooney has provided consulting services to Maroon Bells Capital, L.L.C. and Maroon Bells Capital Partners, Inc. Mr. Mooney is not an officer, director or shareholder of Maroon Bells Capital, L.L.C. or Maroon Bells Capital Partners, Inc.

        Russell R. Myers.    Mr. Myers has been a director since July 2001. Currently, Mr. Myers serves as Vice President and as a director of Geneva Corporation. Mr. Myers is also a general partner of Blue Ridge Investors Limited Partnership, a private equity fund founded in 1993. Additionally, Mr. Myers is a manager of Geneva Associates Merchant Banking Partners Group I, LLC, which is the manager of Geneva Associates Merchant Banking Partners, a private equity fund founded in 1999.

        Ronald E. Spears.    Mr. Spears is a Series A Director and has been a director since June 2002. Since March 2002, Mr. Spears has been President, Global Accounts of AT&T Corporation. From March 2000 to January 2002, Mr. Spears was the Chairman and Chief Executive Officer of Vaultus, formerly Mobile Logic, Inc., where he focused on strategic business planning, marketing, communications, financing and business alliances. Mr. Spears joined Vaultus after serving as the President and Chief Executive Officer of CMGI Solutions from May 1999 to March 2000. Before joining CMGI Solutions, Mr. Spears served as President and Chief Operating Officer of e.spire Communications from February 1998 to April 1999. From June 1995 to January 1998, he was corporate vice president at Citizens Utilities, managing that company's independent telephone company operations in 13 states. Mr. Spears also serves as a director of RateXchange Corporation.

        In addition to our current directors, Jack Kemp and Daniel Villanueva have agreed to become members of our board of directors. Mr. Kemp is co-director of Empower America, a public policy and advocacy organization founded in 1993 and formerly served as Secretary of the U.S. Department of

Housing and Urban Development and as a member of the U.S. House of Representatives. Mr. Villanueva is the Managing Director of Bastion Capital Corporation and Bastion Management Corporation, a private equity investment fund.

Section 16(a) Beneficial Ownership Reporting Compliance

        Ownership of, and transactions in, our stock by our executive officers and directors are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based on our records and other information, we believe that all filings required under Section 16(a) were timely filed during the transaction period, except for a Form 4 filed by Douglas Cole for one transaction occurring in April 2002, which was filed six days late and a Form 4 for Russell Myers for a transaction occurring in April 2002, which has not yet been filed.

ITEM 10.    EXECUTIVE COMPENSATION

Executive Officer Compensation

        The tables set forth below describe the compensation paid to our Chief Executive Officer and our other most highly compensated executive officers for the twelve months ended June 30, 2002, the fiscal year ended September 30, 2001, and, to the extent applicable, the two prior fiscal years. Rows in the table designated as "2002" contain compensation information for the twelve months ended June 30, 2002, not just the nine-month transition period, to enhance comparability. As a result, compensation information for the three months ended September 30, 2001 is included both in the "2002" row and the "2001" row.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position(1)	Year	Salary ($)		Other Annual Compensation ($)	Bonus	Restricted Stock Award(s)		Securities Underlying Options/SARS	All Other Compensation ($)
Robert R. Wallace (2) Chief Executive Officer and President	2002 2001 2000 1999	— — — —		— — — 10,000	— — — —	— — — —		— — — —	— — — —
David M. Lerten Chief Executive Officer and President	2002 2001 2000 1999	— 217,806 — —	(3)	— — — —	— — — —	— — — —		— — — —	— 125,000 — —	(3)
Edward P. Mooney Interim President and Chief Executive Officer	2002 2001 2000 1999	135,000 71,500 — —	(4)	— — —	120,000 — —	— — — —	(5)	125,000 — —	— — — —

(1)
Other than Messrs. Wallace, Mooney and Lerten, we do not have any other executive officers who received compensation in excess of $100,000 during the 1999, 2000 or 2001 fiscal years fiscal year or the nine months ended June 30, 2002.

(2)
We became a reporting company under the Securities Exchange Act of 1934 upon our filing of a Form 10-SB on February 10, 2000. When we filed the Form 10-SB, Mr. Wallace was our sole officer and director. From February 2000 until April 2001, Mr. Wallace served as our Chief Executive Officer and President.

(3)
Mr. Lerten served as our Chief Executive Officer and President from April 2001 to December 2001, when he resigned to pursue other interests. Rather than paying Mr. Lerten a salary, Mr. Lerten billed us monthly for his services and expenses incurred in connection with serving as our Chief Executive Officer and President. Accordingly, the salary listed in the above table includes amounts paid to Mr. Lerten for services provided to us from April 2001 to December 2001 and reimbursement for business expenses incurred by Mr. Lerten in connection with acting as our Chief Executive Officer and President during the same period. In connection with Mr. Lerten's resignation in December 2001, we entered into a separation agreement with Mr. Lerten. Pursuant to the separation agreement, on December 19, 2001, we granted Mr. Lerten an option to purchase 235,000 shares of Common Stock. Additionally, to offset certain fees and expenses owed by us to Mr. Lerten, we reduced the principal and accrued interest amount of the promissory note delivered to us by Mr. Lerten for his purchase of 166,667 shares of Series A Preferred Stock from $252,500 to $127,500, effective January 2, 2002. See the section entitled, "Employment and Change in Control Severance Agreements," for more information concerning Mr. Lerten's separation agreement.

(4)
Mr. Mooney served as our Executive Vice President from April 2001 to December 2001, when he was appointed to serve as our Interim Chief Executive Officer and President. He served as our Interim CEO and President until September 2002. Pursuant to our employment agreement with Mr. Mooney, Mr. Mooney's annual salary for fiscal year 2001 was $120,000. Beginning in April 2002, Mr. Mooney's salary increased to $180,000. Our board of directors also authorized the payment to Mr. Mooney of a bonus in the amount of $120,000. The amounts included in the table represent amounts received by Mr. Mooney or owed by us to Mr. Mooney, including reimbursement of expenses. We currently owe Mr. Mooney approximately $230,000 in unpaid salary, bonuses and expenses.

(5)
In June 2002, our board of directors approved the issuance of 150,000 shares of stock to Mr. Mooney under a stock grant plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Mooney has not yet has been granted any shares. See the information under the heading "Long-Term Incentive and Stock Grant Plans" below.

OPTIONS GRANTED IN TRANSITION PERIOD

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Transition Period	Exercise or Base Price ($/Sh)	Expiration Date
David M. Lerten	235,000 common shares(1)	9.88%	(1)	December 19, 2006
Edward P. Mooney	125,000 common shares(2)	5.25%	$2.99	April 3, 2007

(1)
Pursuant to our separation agreement with Mr. Lerten effective December 19, 2001, we issued to Mr. Lerten an option to purchase 235,000 shares of Common Stock. This option is exercisable according to the following schedule: 85,000 shares may be purchased immediately at $1.50 per share; 75,000 shares may be purchased on or after April 1, 2002 at $2.50 per share; and 75,000 shares may be purchased on or after April 1, 2003 at $3.50 per share.

(2)
This option is immediately exercisable.

AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD
AND AT END OF TRANSITION PERIOD

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at end of Transition Period (#) Exercisable/Unexercisable	Value of Unexercised in- the-money Options/SARs at end of Transition Period ($) Exercisable/Unexercisable
David M. Lerten	—	—	235,000(1)	$101,000/0
Edward P. Mooney	—	—	225,000(2)	$110,000

(1)
Pursuant to our separation agreement with Mr. Lerten effective December 19, 2001, we issued to Mr. Lerten an option to purchase 235,000 shares of Common Stock. This option is immediately exercisable with respect to 160,000 shares and 75,000 shares may be purchased on or after April 1, 2003.

(2)
These options are immediately exercisable.

Long-Term Incentive, Director Option and Stock Grant Plans

        Effective July 9, 2001, we adopted the Long-Term Incentive Plan of USA Broadband, Inc. for our key employees and any subsidiary and consultants providing services to us or any of our subsidiaries. The plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and dividend equivalents. The total number of shares of common stock authorized for awards under the plan is 1,500,000 shares. The plan was adopted with the intent to promote our success by aligning the personal interests of our key employees and consultants to those of our stockholders and by providing our key employees and consultants with an incentive for outstanding performance. We have issued options to purchase approximately 3,500,000 shares of our common stock to employees and consultants. Approximately 2,000,000 of those options were issued outside of our Long-Term Incentive Plan and therefore are considered non-qualified options.

        On May 29, 2001 our Director Option Plan became effective. The Director Option Plan provides for the grant of nonstatutory stock options to our non-employee directors under an automatic, non-discretionary grant mechanism. A total of 1,000,000 shares of our common stock have been reserved for issuance under the Director Option Plan. No shares have yet been issued under the Director Option Plan.

        Only outside directors are eligible to participate in the Director Option Plan. The exercise price of options granted to outside directors under the plan must be 100% of the fair market value of our common stock on the date of grant. The Director Option Plan provides that each newly appointed or elected outside director, who was not a current director on the date on which the director option Plan became effective, will be granted an option to purchase 25,000 shares of our common stock on January 1 of each year after his or her appointment, if the director has served as a director for at least six months as of this date and remains an outside director. Alternatively, the Director Option Plan allows for other grants as may be approved by our board of directors.

        The Director Option plan allows for cashless exercise of options granted, using the value of the options themselves or previously-owned shares of our common stock. Options granted to the outside directors expire after ten years, or upon termination of the individual's tenure tenure as a director, whichever is earlier. Options granted to the outside directors become fully vested three months after they are granted.

        The shares issuable upon exercise of options granted under the Director Option Plan will be adjusted for stock splits, stock dividends, and similar transactions. In the event of a proposed dissolution or liquidation, to the extent that an option has not been previously exercised, it will terminate immediately prior to the consummation of the proposed action. In the event of the merger or sale of substantially all of our assets, all outstanding options will be assumed or substituted by the successor corporation, or if they are not assumed or substituted, will become fully vested, unless our board of directors determines otherwise.

        With two exceptions, our board of directors may amend the Director Option Plan at any time or may terminate it without approval of the shareholders. The first exception is that the board of directors may not unilaterally alter or impair any option previously granted under the Director Option Plan without the consent of the holder of the option. The second exception is that the board of directors may not amend the term of the plan, which is ten years.

        On June 6, 2002, our board of directors approved a stock grant plan under which up to 1,000,000 shares of our common stock could be issued to employees, consultants or other individuals providing services to us. This plan has not yet been formally adopted. Under the plan, each individual to whom shares are granted under the plan would not be able to acquire such shares until the expiration of a waiting period of a minimum of sixty days. In addition, the plan would require the Board to appoint an individual who has a financial background and is knowledgeable about the stock market as an authorizing agent. The authorizing agent would approve the distribution of shares from the plan after the waiting period only if he or she believes that the additional shares would not have a material negative affect on the market for our common stock. Without authorization from the authorizing agent, no shares may be distributed from the plan.

        Under the stock grant plan, if the authorizing agent determines that a certain number of shares may be distributed from the Plan without a material negative effect on the market for our in a material way, the authorizing agent will send notice to each of the individuals to whom shares may be granted under the Plan. The shares from the Plan that are authorized to be distributed will be granted on a first come-first served basis to those individuals that notify the authorizing agent of their desire to acquire the shares at that time. If less than all of the shares that are authorized to be distributed at that time are actually distributed pursuant to the first come-first served opportunity, the remaining shares will be distributed on a pro rata basis among each individual eligible to receive shares of our common stock under the plan.

        Under the stock grant plan, if the authorizing agent determines that shares may be distributed from the Plan, those shares may be distributed only to individuals who continue to be employees, officers or directors of the Company or who continue to maintain a consulting relationship with the Company at the time of distribution. The shares to be distributed under the Plan will have piggyback registration rights associated with them. Our board has approved the issuance of a total of 1,000,000 shares under the plan to various officers, directors and consultants of the company. See the information contained under the heading "Executive Officer Compensation" in Item 10 of this Form 10-KSB.

Compensation of Directors

        We do not have a standard arrangement for compensation of our directors in connection with their service on our board of directors. We reimburse directors for expenses incurred in connection with our business, which may involve activities other than attendance at board meetings. In April 2002, we issued options to purchase 75,000 shares of our common stock to Mr. Cole, options to purchase 50,000 shares of our common stock to Mr. Landry, and options to purchase 50,000 shares of our common stock to Mr. Myers in connection with their service as directors. Mr. Cole received options for 25,000 more shares than did Mr. Landry or Mr. Myers as a result of additional services Mr. Cole provided to us. All of the above options had an exercise price of $2.99 per share and a five-year term.

Employment and Change in Control Severance Agreements

        David M. Lerten Separation Agreement.    We entered into a one year employment agreement with Mr. Lerten on April 1, 2001. This agreement was terminated effective December 19, 2001 when Mr. Lerten resigned to pursue other interests. In connection with his resignation, Mr. Lerten entered into a separation agreement with us. Pursuant to the separation agreement, we issued to Mr. Lerten an option to purchase 235,000 shares of Common Stock, of which 85,000 shares are immediately exercisable, 75,000 shares may be purchased on or after April 1, 2002, and 75,000 shares may be purchased on or after April 1, 2003. This option may be exercised as follows: 85,000 shares at $1.50 per share; 75,000 shares at $2.50 per share; and 75,000 shares at $3.50 per share. Additionally, Mr. Lerten relinquished his right to 105,000 of the 180,000 shares of common stock to which he was entitled pursuant to his employment agreement. Any other rights or benefits granted to Mr. Lerten pursuant to his employment agreement were terminated. Mr. Lerten issued a promissory note to us in connection with his purchase of 166,667 shares of Series A Preferred Stock. The note is secured by a pledge of the Series A Preferred Stock purchased by Mr. Lerten. In connection with Mr. Lerten's separation, to offset certain fees and expenses owed by us to Mr. Lerten, on January 2, 2002 we reduced the principal and accrued interest amount of the note from $252,500 to $127,500.

        Edward P. Mooney Employment Agreement.    We entered into an employment agreement with Mr. Mooney to serve as our Executive Vice President on April 1, 2001. Pursuant to the agreement, we paid Mr. Mooney an annual base salary of $120,000 plus health insurance and other benefits, with bonuses as determined by our Board of Directors. In addition, we granted Mr. Mooney an option to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The option is immediately exercisable and has a term of ten years. The term of the agreement was for one year and is renewable annually. In December 2001, Mr. Mooney was appointed to serve as our Interim President and Chief Executive Officer under the same terms and conditions of his original employment agreement with the exception that the board authorized an increase in salary to $180,000 per year. Mr. Mooney served as our Interim President and Chief Executive Officer until September 2002.

        Grant Miller Employment Agreement.    On May 31, 2002, we entered into an annual renewable employment agreement with Grant Miller, our Chief Financial Officer. Under the agreement we will pay Mr. Miller an annual base salary of $200,000 plus other benefits, with bonuses up to $200,000 as determined by our board of directors. In addition, we agreed to grant Mr. Miller an option to purchase 500,000 shares of our common stock at an exercise price of $1.33 per share, with the options vesting immediately with respect to 125,000 shares and equally over the next three anniversary dates of the agreement with respect to the remaining 375,000 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,462,075	(1)	$1.85	1,000,500(2)
Equity compensation plans not approved by security holders	340,000	(3)	$2.99	1,000,000(4)
Total:	1,802,075

(1)
Consists of shares issued under our Long-Term Incentive Plan.

(2)
Consists of 500 options issuable under our Long-Term Incentive Plan and 1,000,000 options issuable under our Director Option Plan.

(3)
Consists of options granted outside of our Long-Term Incentive Plan and not pursuant to any formal plan.

(4)
Consists of shares remaining available for issuance under a stock grant plan approved by our board of directors in June 2002.

Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information as of September 30, 2002 regarding the beneficial ownership of (1) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities and (2) our directors, each named executive officer and our directors and executive officers as a group. As of September 30, 2002 we had 6,187,940 shares of common stock outstanding, and 3,811,167 shares of Series A Preferred Stock outstanding. We have an obligation to issue 383,479 additional shares as a result of various offerings of securities for which some or all of the shares purchased have not been issued. This figure assumes that the price of our ongoing offering of common stock will remain at $2.00. If the price is reduced, additional shares will be issued in an amount sufficient to ensure that all investors receive the same price in the offering. See the information under the heading "Recent Sales of Unregistered Securities" in Item 5 of this Form 10-KSB.

        Each share of our Series A Preferred Stock is convertible into one share of our common stock, subject to adjustment as provided in the Certificate of Designations for the Series A Preferred Stock. Unless otherwise indicated, the address of each person listed in the table is 1111 Orange Avenue, Coronado, California 92118.

	Shares of Common Stock Currently Owned	Series A Preferred Stock	%	Shares Issuable Upon Exercise of Options or Warrants(1)	Total Shares of Common Stock Beneficially Owned		%
Paul A. Moore	603,223	196,894	5.17	700,000	1,499,917	(2)	21.17
Theodore H. Swindells(3)	350,000	292,050	7.66	266,667	908,717		13.47
Maroon Bells Capital, L.L.C.	203,000	0	*	500,000	703,000	(4)	10.51
Russell R. Myers	152,208	366,667	9.62	50,000	568,875	(5)	8.61
Edward P. Mooney(6)	150,000	0	0	275,000	425,000		6.58
Jon Eric Landry(7)	145,000	35,388	*	200,000	380,388		5.92
David M. Lerten(8)	37,425	166,667	4.37	122,575	326,667		5.04
Hightown(9)	0	233,333	6.12	0	233,333		3.63
MainStreet(10)	0	233,333	6.12	0	233,333		3.63
Douglas D. Cole	0	0	N/A	225,000	225,000		3.51
Grant Miller	0	0	N/A	125,000	125,000		1.98
Lewis Suders	0	0	N/A	125,000	125,000		1.98
Bhasu Panchal	0	0	N/A	50,000	50,000		*
Ronald E. Spears(11)	0	0	N/A	0	0		*
Total number of shares beneficially owned by all named executive officers and directors as a group (9 persons) were:	447,208	402,055	10.55	1,050,000	1,899,263		24.86
*
Represents holdings of less than one percent (1%).

(1)
Includes only shares issuable upon exercise of options or warrants which may be currently exercised or will become exercisable within 60 days of September 30, 2002.

(2)
Consists of 400,023 shares of common stock, 196,894 shares of Series A Preferred Stock and warrants to purchase 200,000 shares of common stock owned by Mr. Moore, and 203,000 shares of common stock and warrants to purchase 500,000 shares of common stock owned by Maroon Bells Capital, L.L.C. Mr. Moore is a principal of Maroon Bells Capital, L.L.C. and, therefore, he may be deemed to beneficially own shares owned by, or issuable upon exercise of warrants held by, Maroon Bells Capital, L.L.C. Mr. Moore shares voting and dispositive power with Maroon Bells Capital, L.L.C. with respect to all shares. Mr. Moore disclaims beneficial ownership of shares owned by or issuable upon the exercise of warrants held by Maroon Bells Capital, L.L.C. Mr. Moore's mailing address is 269 Market Square, Lake Forest, Illinois 60045.

(3)
Mr. Swindells' business address is c/o Fairway Western, 11400 Southeast 8th Street, Bellevue, WA 98004.

(4)
Maroon Bells shares voting and dispositive power with Mr. Paul Moore with respect to all shares. Maroon Bells is a merchant banking firm whose principal address is 269 Market Square, Lake Forest, Illinois 60045.

(5)
Consists of 1,405 shares of common stock owned by Geneva Associates Advisors, LLC, 2,504 shares of common stock owned by Geneva Associates, LLC, 132,235 shares of common stock owned by Blue Ridge Investors II, LP, and 16,064 shares of common stock and 366,667 shares of Series A Preferred Stock owned by Geneva Associates Merchant Banking Partners I, LLC. Mr. Meyers may be deemed to beneficially own shares owned by Geneva Associates Advisors, LLC, Geneva Associates, LLC, Blue Ridge Investors II, LP, and Geneva Associates Merchant Banking Partners I, LLC as a result of his relationship to these entities. Mr. Myers also may be considered the beneficial owner of 1,150,000 shares of Series B Preferred Stock owned by Geneva Associates Merchant Banking Partners I, LLC, 134,074 shares of Series C Preferred Stock owned by Geneva Associates Advisors, LLC, 2,816,762 shares of Series C Preferred Stock owned by Blue Ridge Investors II, LP, 1,533,468 shares of Series C Preferred Stock owned by Geneva Associates Merchant Banking Partners I, LLC, and 238,992 shares of Series A Preferred Stock owned by Geneva Associates, LLC. Mr. Myers' mailing address is c/o Geneva Merchant Banking Partners, 300 North Greene Street, Greensboro, NC 27401.

(6)
Mr. Mooney's mailing address is 921 Transport Way, Suite 4, Petaluma, California 94954.

(7)
Mr. Landry's mailing address is Landry Montana Partners, Inc., 74 E. Westminister, Lake Forest, IL 60045.

(8)
Mr. Lerten's mailing address is 3006 Woodside Street, Unit 7019, Dallas, TX 75204. Mr. Lerten served as our President and Chief Executive Officer from April 2001 to December 2001, when he resigned to pursue other interests.

(9)
The mailing address of Hightown is Africa House, Woodburne Road, Douglas, Isle of Man, British Isles.

(10)
The mailing address of MainStreet is Africa House, Woodburne Road, Douglas, Isle of Man, British Isles.

(11)
Mr. Spears' mailing address is 390 Oenoke Ridge, New Canaan, CT 06840.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In order to obtain general working capital and to provide interim working capital to be loaned to Cable Concepts, Inc. prior to closing the acquisition, we issued notes aggregating approximately $1.5 million (the "Bridge Notes"). The Bridge Notes bear interest at a rate of 18% per annum and were due and payable on demand. All of the Bridge Notes were subsequently converted into shares of our Series A Preferred Stock. In connection with the offering of Bridge Notes, each investor also received a warrant to purchase shares of our Common Stock at a ratio equal to 66,667 shares for every $100,000 in Bridge Notes. The warrants have a term of five years and may be exercised at $0.01 per share. Mr. Paul A. Moore, one of our significant stockholders, participated in the Bridge Loan through one of his affiliates and loaned us $225,035. Mr. Theodore H. Swindells, another one of our significant stockholders, also participated in the Bridge Loan and loaned us $100,000. Mr. John Evans, our chairman of the board, also participated in the Bridge Loan and loaned us $50,000. Mr. Jon Eric Landry, one of our directors, also participated in the Bridge Loan and loaned us $50,000. The proceeds from the Bridge Notes were loaned to Cable Concepts, Inc., which used the proceeds to pay operating expenses.

        On January 29, 2001, we entered into an advisory agreement with Maroon Bells Capital, L.L.C., a merchant banking firm, to provide certain advisory and business development services in exchange for a monthly advisory fee. The term of the agreement is twenty-four months with an automatic twelve-month renewal. Maroon Bells is one of our significant stockholders. Mr. Paul Moore, another one of significant stockholders, is a principal of Maroon Bells. See the information under the caption "Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 11 of this Form 10-KSB. In addition, Maroon Bells earned a fee in connection with our acquisition of Cable Concepts, Inc. During fiscal year 2001, we paid Maroon Bells total fees and expenses equal to $107,000 and accrued fees expenses equal to $428,000. We are in discussions with Maroon Bells to convert a portion of the accrued fees and expenses to shares of our stock.

        Effective April 1, 2001, we entered into a consulting agreement with Evans Capital Management, LLC, an entity of which Mr. John Evans, who was at the time one of our directors, is a principal. Pursuant to the agreement, Evans Capital Management provided us with advice relating to financing, mergers and acquisitions. We paid Evans Capital Management an advisory fee equal to $10,000 per month. The agreement had a term of one year. Additionally, we issued to Mr. Evans an option to purchase 150,000 shares of our Common Stock at an exercise price of $0.50. This option has a term of three years.

        In April 2002 in connection with Mr. Evans' resignation as a member of our board of directors, we agreed with Mr. Evans that 100,000 shares of our stock held by Mr. Evans would be sold to a third party for total proceeds of $125,000, with $110,000 of the proceeds paid to us and $15,000 paid to Mr. Evans. We did not enter into a formal agreement with Mr. Evans in connection with these sales.

        Effective April 15, 2001, we entered into an agreement with Landry Montana Partners to provide executive recruiting services, an entity of which Mr. Jon Eric Landry, one of our directors, is a principal. Pursuant to the agreement, Landry Montana will work with us to recruit officers and directors. We were obligated to pay Landry Montana $10,000 per month during the term of the agreement, which was May 1, 2001 to May 1, 2002. Additionally, we pay all direct expenses incurred by Landry Montana in connection with its engagement. We currently owe Landry Montana Partners approximately $26,000 for services provided under this agreement. We also issued to Mr. Landry an option to purchase 150,000 shares of our common stock at $1.50 per share which expires on July 18, 2011.

        In consideration for services provided to us beyond his duties as a director, in June 2002 our board approved the issuance of 200,000 shares of our common stock to Mr. Landry under our stock grant plan. The specific services provided by Mr. Landry involved assisting our officers in connection with the opening and closing of offices, recruitment and hiring of officers and directors, locating financing sources, and management transitions. The grant of shares to Mr. Landry is subject to approval by an authorizing agent for the plan, and Mr. Landry has not yet has been granted any shares. See the information under the heading "Long-Term Incentive and Stock Grant Plans" in Item 10 of this Form 10-KSB.

        We previously agreed to compensate Douglas D. Cole, who is one of our directors, for consulting services. Mr. Cole has and continues to provide these services, and as of June 30, 2002 we owed him a total of $75,000 for services rendered and reimbursement of expenses. In consideration for similar services and Mr. Cole's deferring payment for past services rendered, in June 2002 our board approved the issuance of 100,000 shares of our common stock to Mr. Cole under our stock grant plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Cole has not yet been granted any shares. See the information under the heading "Long-Term Incentive and Stock Grant Plans" in Item 10 of this Form 10-KSB.

        In consideration for his agreeing to join our board of directors, in June 2002 our board approved the issuance to Mr. Spears of 25,000 shares of our common stock under our stock grant plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Spears has not yet has been granted any shares. See the information under the heading "Long-Term Incentive and Stock Grant Plans" in Item 10 of this Form 10-KSB.

        In consideration for services provided beyond his duties as a director, including assistance with financings, in June 2002 our board approved the issuance of 50,000 shares of our common stock to Mr. Myers under our stock grant plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Myers has not yet has been granted any shares. See the information under the heading "Long-Term Incentive and Stock Grant Plans" in Item 10 of this Form 10-KSB. We owe a total of approximately $1,176,000 to Geneva Associates Merchant Banking Partners, consisting of amounts owed under a promissory note held by Geneva Associates Merchant Banking Partners, a reimbursement agreement with Geneva Associates Merchant Banking Partners arising out of its issuance of a letter of credit benefiting us, accrued interest and a fee relating to the issuance of the letter of credit. We are in default with regard to the promissory note and reimbursement agreement. See the information under the caption "Liquidity and Financial Resources" in Item 6 of this Form 10-KSB. Mr. Myers is a manager and part owner of Geneva Associates Merchant Banking Partners Group I, LLC, which is the manager of Geneva Associates Merchant Banking Partners. Mr. Myers is also a manager of Southern Capital Partners, which has an ownership interest in Geneva Associates Merchant Banking Partners.

        On March 4, 2002, we issued two unsecured notes payable in the amount of $150,000 each to Theodore Swindells and Paul Moore, both of whom beneficially own over 5% of our common stock. These notes bear interest at the rate of 10% per year and had a due date of October 31, 2002. We are in default under these notes and are seeking a waiver of default from Mr. Swindells and Mr. Moore. In July 2002 we agreed to issue warrants to Mr. Moore and Mr. Swindells, in connection with various loans and advances made by these individuals to us. Mr. Moore and Mr. Swindells each were issued warrants to purchase 200,000 shares of our common stock.

        In consideration for advances of funds to us, and services provided to us, including assistance with financings, in June 2002 our board approved the issuance of 350,000 shares of our common stock to Mr. Moore under our stock grant plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Moore has not yet has been granted any shares. See the information under the heading "Long-Term Incentive and Stock Grant Plans" in Item 10 of this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Number	Description of Document
2.1	Agreement and Plan of Reorganization By and Among Optika Investment Company, Inc., DD Acquisition, Inc., Cable Concepts, Inc. and the Shareholders of Cable Concepts, Inc., dated March 1, 2001 (Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001).
2.2
Agreement and Plan of Merger dated as of April 25, 2002 by and between USA Broadband, Inc. and Las Americas Broadband, Inc. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB dated May 21, 2002).
2.3
Asset Purchase Agreement dated March 1, 2002 among Verizon Media Ventures, Inc. and GTE Southwest Incorporated and USAB Video Corp II, Inc. and USA Broadband, Inc. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB dated May 21, 2002).
2.4
First Amendment, dated April 30, 2002, to Asset Purchase Agreement dated March 1, 2002 among Verizon Media Ventures, Inc. and GTE Southwest Incorporated and USAB Video Corp II, Inc. and USA Broadband, Inc. (Incorporated by reference from the Company's Quarterly Report on Form 10-QSB dated May 21, 2002).
2.5	Asset Purchase Agreement dated as of May 22, by and among Cable One, Inc. and Direct Digital Midwest, Inc. and USA Broadband, Inc.
2.6	Asset Purchase and Sale Agreement dated as of June 7, 2002 by and between Cable Concepts, Inc. and Priority/RTGI, LLC.
2.7	First Amendment to Asset Purchase and Sale Agreement, dated as of June 20, 2002, by and between Cable Concepts, Inc. and Priority/RTGI, LLC.
2.8	Asset Purchase Agreement dated as of June 28, 2002 by and between Time Warner Entertainment Company, L.P. and Cable Concepts, Inc.
3.1	Certificate of Incorporation of USA Broadband, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001).
3.2	Amended and Restated Bylaws of USA Broadband, Inc. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001).
3.3
Certificate of Designation, Preferences and Other Rights of the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. (Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2001).
4.1	Form of Warrant to purchase shares of Common Stock of the Company (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
4.2	Form of Option to purchase the Company's Common Stock (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
4.3
Registration Rights Agreement entered into with each of the Company's Series A Convertible Preferred shareholders (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
10.1	Advisory Agreement with Maroon Bells Capital, LLC dated January 29, 2001. (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).

10.2	Letter Agreement with Landry Montana Partners dated April 15, 2001 (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
10.3	Employment Agreement with Edward P. Mooney dated as of April 1, 2001 (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
10.4	Stock Option Agreement with Edward P. Mooney dated as of April 1, 2001 (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
10.5	Separation Agreement with David M. Lerten dated as of December 19, 2001. (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
10.6	Stock Option Agreement with David M. Lerten dated as of December 19, 2001 (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
10.7	Stock Pledge and Security Agreement with David M. Lerten dated as of December 19, 2001. (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
10.8	Promissory Note of David M. Lerten dated as of December 19, 2001. (Incorporated by reference from the Company's Annual Report on Form 10-K dated January 25, 2002).
16.1	Letter on change in certifying accountant (Incorporated by reference from the Company's Current Report on Form 8-K dated December 6, 2001).
21	List of subsidiaries of USA Broadband, Inc.
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        None.

ITEM 14.    CONTROLS AND PROCEDURES

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA BROADBAND, INC.
By:	/s/ GRANT MILLER
Its:	Chief Financial Officer

        Dated:    November 21, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GRANT MILLER	Principal Executive and Financial Officer	November 21, 2002
/s/ BHASU PANCHAL	Principal Accounting Officer	November 21, 2002
/s/ EDWARD P. MOONEY	Director	November 21, 2002
/s/ DOUGLAS COLE	Director	November 21, 2002
/s/ RONALD E. SPEARS	Director	November 21, 2002
/s/ JON ERIC (RIC) LANDRY	Director	November 21, 2002
/s/ RUSSELL MYERS	Director	November 21, 2002

INDEPENDENT AUDITOR'S REPORT

Board of Directors
USA Broadband, Inc.
Petaluma, California

        We have audited the accompanying consolidated balance sheets of USA Broadband, Inc. and Subsidiaries as of June 30, 2002 and September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended June 30, 2002 and year ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Broadband, Inc. and Subsidiaries as of June 30, 2002 and September 30, 2001, and the results of their operations and their cash flows for the nine months ended June 30, 2002 and year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein + Associates LLP Denver, Colorado
October 18, 2002

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in 000's, except per share data)

	June 30, 2002	September 30, 2001
ASSETS
Current Assets:
Cash	$88	$181
Restricted cash	500	500
Accounts receivable, net	171	318
Prepaid expenses and other current assets	15	16

Total current assets	774	1,015
Property and Equipment:
Cable properties	9,831	12,520
Cable equipment	975	1,000
Leasehold improvements	2	19
Furniture and equipment	34	44
Computer software and equipment	113	110
Vehicles	7	22

	10,962	13,715
Less accumulated depreciation	(1,472)	(476)

Net property and equipment	9,490	13,239
Note Receivable	504	—
Assets Held for Sale, net	925	—
Goodwill	—	9,850
Other Assets	87	296

Total Assets	$11,780	$24,400

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in 000's, except per share data)

(Continued)

	June 30, 2002	September 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line-of-credit	$100	$2,447
Current portion of long-term debt and capital lease obligations	5,096	1,309
Accounts payable	4,036	3,721
Accrued liabilities	735	193
Deferred revenues	11	101

Total current liabilities	9,978	7,771
Long-term Debt and Capital Lease Obligations, net of current portion	—	1,598
Deferred Revenues	457	574
Other Liabilities	15	188
Commitments and Contingencies, (Notes 7 and 10)
Stockholders' Equity:
Preferred stock, $.001 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; 3,873,015 and 3,283,899 outstanding, liquidation preference of $5,844,000	5,550	4,733
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $2,809,000	2,391	2,391
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding, liquidation preference of $7,875,000	7,875	7,875
Common stock, $.001 par value; 100,000,000 shares authorized; 6,299,316 and 4,963,000 outstanding	6	5
Additional paid in capital	6,790	4,611
Accumulated deficit	(21,282)	(5,346)

Total stockholders' equity	1,330	14,269

Total Liabilities and Stockholders' Equity	$11,780	$24,400

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in 000's, except per share data)

	For the Nine Months Ended June 30, 2002	For the Year Ended September 30, 2001
Revenues	$2,995	$1,261
Cost of Revenues	712	544

Gross profit	2,283	717
Operating Expenses:
Selling, general and administrative	6,656	5,057
Depreciation	1,314	475
Impairment of long-lived assets	9,850	—

Total operating expenses	17,820	5,532

Loss from operations	(15,537)	(4,815)

Other Income (Expense):
Interest expense, net	(403)	(149)
Other income (expense), net	4	52

Net Loss	(15,936)	(4,912)
Accrued Cumulative Preferred Stock Dividends	614	168

Net Loss Applicable to Common Shareholders	$(16,550)	$(5,080)

Net Loss Per Common Share, (primary and diluted)	$(3.09)	$(0.43)

Weighted Average Common Shares Outstanding, (primary and diluted)	5,360,000	11,859,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND THE YEAR ENDED SEPTEMBER 30, 2001

($ in 000's except per share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
							Common Stock
									Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at October 1, 2000	—	$—	—	$—	—	$—	13,643,000	$14	$418	$(434)	$(2)
Cancellation of common shares	—	—	—	—	—	—	(10,000,000)	(10)	10	—	—
Shares issued in acquisition of DDC	33,334	50	2,625,000	2,391	7,875,000	7,875	1,110,000	1	1,664	—	11,981
Option issued to employees	—	—	—	—	—	—	—	—	169	—	169
Options issued to non-employees	—	—	—	—	—	—	—	—	476	—	476
Series A Preferred issued for conversion of debt	1,048,118	1,528	—	—	—	—	—	—	—	—	1,528
Proceeds from sale of Series A Preferred	2,149,666	3,224	—	—	—	—	—	—	—	—	3,224
Series A Preferred issued in lieu of offering costs	8,000	—	—	—	—	—	—	—	—	—	—
Offering costs	—	(136)	—	—	—	—	—	—	—	—	(136)
Fair value of warrants issued for debt discount	—	—	—	—	—	—	—	—	750	—	750
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	536	—	536
Shares issued as additional consideration for debt	—	—	—	—	—	—	25,000	—	111	—	111
Fair value of warrants issued as additional consideration for debt	—	—	—	—	—	—	—	—	199	—	199
Shares issued in payment of liabilities	44,781	67	—	—	—	—	185,000	—	243	—	310
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	—	(4,912)	(4,912)

Balance, at September 30, 2001	3,283,899	4,733	2,625,000	2,391	7,875,000	7,875	4,963,000	5	4,611	(5,346)	14,269
Option issued to employees	—	—	—	—	—	—	—	—	455	—	455
Options issued to non-employees	—	—	—	—	—	—	—	—	84	—	84
Proceeds from sale of Series A Preferred	521,515	782	—	—	—	—	—	—	—	—	782
Series A Preferred issued for services	44,268	—	—	—	—	—	—	—	—	—	—
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	72	—	72
Shares issued in payment of liabilities	23,333	35	—	—	—	—	—	—	—	—	35
Shares issued in exercise of warrants	—	—	—	—	—	—	528,022	—	5	—	5
Proceeds from sale of Common Stock	—	—	—	—	—	—	720,869	1	1,441	—	1,442
Offering costs	—	—	—	—	—	—	—	—	(123)	—	(123)
Shares issued for conversion of notes payable	—	—	—	—	—	—	50,000	—	100	—	100
Fair value of warrants issued as consideration for debt retirement	—	—	—	—	—	—	—	—	35	—	35
Shares issued for option exercise	—	—	—	—	—	—	37,425	—	—	—	—
Proceeds from sale of former directors' shares	—	—	—	—	—	—	—	—	110	—	110
Net loss	—	—	—	—	—	—	—	—	—	(15,936)	(15,936)

Balance, at June 30, 2002	3,873,015	$5,550	2,625,000	$2,391	7,875,000	$7,875	6,299,316	$6	$6,790	$(21,282)	$1,330

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

$000

	For the Nine Months Ended June 30, 2002	For the Year Ended September 30, 2001
OPERATING ACTIVITIES:
Net loss	$(15,936)	$(4,912)
Adjustments to reconcile net loss to net cash from operating activities:
Impairment of long-lived assets	9,850	—
Depreciation	1,314	475
Loss on disposal of fixed assets	1,724	—
Amortization of deferred financing costs	51	17
Stock based compensation	611	1,181
Amortization of note discount	—	750
Allowance for bad debt	37	115
Stock and warrants issued as additional consideration for debt	—	310
Warrants issued for consideration of debt retirement	35	—
Changes in operating assets and liabilities:
Accounts receivable	109	(219)
Prepaid expenses	1	—
Accounts payable	314	589
Accrued liabilities	424	49
Deferred revenues	(207)	(46)
Other assets	153	—
Other liabilities	(69)	(14)

Net cash used in operating activities	(1,589)	(1,705)

INVESTING ACTIVITIES:
Cash acquired in DDC acquisition	—	6
Advances to DDC prior to acquisition	—	(1,258)
Acquisition costs	—	(343)
Increase in restricted cash	—	(500)
Payment of the premium insurance	—	(3)
Net proceeds from sale of assets	412	—
Purchases of property and equipment	(389)	(599)
Advances to Las Americas	(500)	—

Net cash used in investing activities	(477)	(2,697)

FINANCING ACTIVITIES:
Net borrowings (reductions) on line-of-credit	(46)	42
Borrowing of long-term capital	764	1,500
Principal payments on long-term debt and capital lease obligations	(961)	(125)
Proceeds from issuance of common stock	1,324	—
Proceeds from preferred stock issuance, net of costs	782	3,166
Proceeds from sale of former director's shares	110	—

Net cash provided by financing activities	1,973	4,583

NET INCREASE (DECREASE) IN CASH	(93)	181
CASH, at beginning of year	181	—

CASH, at end of period	$88	$181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$230	$153

NON-CASH TRANSACTIONS:
Series A Preferred stock issued for conversion of notes payable	$—	$1,500

Stock issued for acquisition of DDC	$—	$10,317

Stock issued in payment of liabilities	$135	$243

Cable equipment exchanged for accounts payable	$592	$—

Accounts payable converted to notes payable	$235	$—

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED SEPTEMBER 30, 2001

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

        On July 18, 2001, the Company acquired all of the outstanding common stock of Cable Concepts, Inc. (d/b/a Direct Digital Communications, Inc.) ("DDC"), as more fully described in Note 3. DDC is in the business of constructing and managing cable systems for both owned properties and for real estate developers and cable operators throughout the United States. DDC, under a DIRECTV Master System Operator Agreement, installs and manages DIRECTV systems, as well as acting as a commissioned sales representative for DIRECTV programming packages.

        The Company is subject to risks inherent in any business enterprise. These risks include, but are not limited to, regulatory requirements, technology changes, increasing competition and changes in customer demand.

2.    Summary of Significant Accounting Policies:

        Principles of Consolidation—The accompanying financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, Cable Concepts, Inc., USAB Videocorp II Inc., and Direct Digital Midwest. All material intercompany transactions and accounts have been eliminated in consolidation.

        Revenue Recognition—Operations revenues are recognized as services are earned, generally on a monthly basis. The Company receives commissions on certain new subscribers, which is recognized into revenue over the estimated term of the relationship.

        Cost of Revenues—Cost of revenues consists primarily of programming fees paid to local and premium cable signal providers, which may include costs of installing equipment for new subscribers.

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

        The Company has begun a program to divest operating assets in non-core markets, with the intention of using the proceeds of these sales to repay debt and other obligations associated with the acquisition of DDC. As of June 30, 2002, the Company has entered into letters of intent for the sale of a portion of the non-strategic assets, and has retained various brokers and advisors to assist in system sales. The assets have been reclassified as assets held for sale on the balance sheet and are recorded at the lower of carrying amount or fair value less costs to sell.

        Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required.

        During the nine months ended June 30, 2002, as a result of the Company's changed business strategies and decision to sell a portion of its non-strategic assets, the Company recognized an impairment loss related to the recorded goodwill and cable properties. Fair value was determined based on established sales contracts for similar assets. The total impairment loss and loss from reducing assets held for sale to the fair value less cost to sell for the nine months ended June 30, 2002 was $9,850,000.

        Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

        The Company's financial statements are based on a number of significant estimates, including the useful lives of fixed assets, the collectibility of receivables, and the fair value of long-lived assets for purposes of measuring impairment. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that its estimates in connection with these items could be materially revised within the near term.

        Earnings Per Share—Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS does not include options, warrants, and Series A preferred stock representing 6,742,955 common shares because they would have been antidilutive.

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

        Impact of Recently Issued Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. Accordingly, the Company applied SFAS 141 for the acquisition of DDC (Note 3). It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

        In April 2002, the FASB also approved SFAS 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections. This statement clarifies, updates, and simplifies existing accounting pronouncements related to gain and losses on extinguishments of debt and lease modifications, among other items. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

        In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on its operations.

        Liquidity and Basis of Presentation—The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2002, the Company had a working capital deficit of $9,204,000. The Company's net loss for fiscal 2002 was $15,936,000. At June 30, 2002, the Company was in default of the terms of its debt, capital lease obligations.

        The Company's ability to continue as a going concern is dependent upon its ability to raise the capital necessary to successfully implement its business plan, and ultimately to achieve profitable operations. Management's plans in this regard are set forth below.

        As a result of the Company's proposed merger with Las Americas (Note 4), the Company's efforts will be concentrated on concession-based cable services in Baja, Mexico. The Company has begun a program to divest DDC's MDU operation assets outside of the California market, with the intention of using the proceeds of these sales to repay debt, with excess proceeds to be invested in the Company's new business strategy. The Company has entered into letters of intent for the sale of a portion of the nonstrategic assets, and has retained various brokers and advisors to assist in system sales.

        The Company is pursuing additional equity and debt financing, and has implemented cost-reduction measures subsequent to June 30, 2002. Management believes that these measures will be sufficient to allow the Company to continue as a going concern.

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

        The transaction was accounted for as a purchase. The results of DDC's operations have been included in the consolidated financial statements since the date of the acquisition. The total purchase price, including transaction costs, was $12,382,000. The common stock was valued at $1,906,000, based on cash price of the Series A preferred stock offering which had been agreed to prior to the acquisition, as the Series A preferred is convertible into common stock. The Series C preferred was valued at $7,875,000, which management believes is its fair value based on its liquidation preference of

$1.00. The Series B preferred stock was valued at the face amount of DDC debt for which it was exchanged, which is approximately equal to its liquidation preference and represents management's estimate of its fair value. The Series A preferred stock was valued $1.50 per share, the cash price for the Series A preferred stock offering which had been agreed to prior to the acquisition, and is equal to its liquidation preference of $1.50.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At July 18, 2001
Current assets	$236,000
Property, plant and equipment	13,116,000
Goodwill	9,850,000

Total assets acquired	23,202,000

Current liabilities	(8,167,000)
Long-term debt	(2,653,000)

Total liabilities assumed	(10,820,000)

Net assets acquired	$12,382,000

        The excess of the purchase price over the fair value of the net assets acquired was $9,850,000. Of that amount $0 is expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill is not being amortized, but is subject to annual impairment analysis. As a result of the Company's impairment analysis undertaken during the quarter ended June 30, 2002, an impairment of $9,850,000 was recorded as of June 30, 2002.

        The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the business combination had occurred as of the beginning of the fiscal years of DDC ended June 30, 2001. The pro forma information has been presented based on the June 30 fiscal year of DDC rather than the previous September 30 fiscal year of USAB because USAB had no significant operations prior to the acquisition of DDC, and conversion of DDC financial statements to a September 30 year-end would not provide meaningful information. In addition, the Company subsequently changed its fiscal year-end to June 30 to match that of DDC.

2001
Total revenues	$4,220,000
Net loss	(5,344,000)
Net loss per share	(1.12)

        The agreement relating to the acquisition of DDC called for a potential downward adjustment to the purchase price based on the amount of DDCs' accounts payable as of the effective date of the acquisition. Accordingly, some of the shares the Company issued in consideration for the merger were placed in escrow, and not to be released unless it was determined that a downward adjustment was not appropriate. The Company recently conducted an analysis of the accounts payable of DDC as of July 16, 2001 that indicated that a downward adjustment is appropriate, and that a portion of the shares of common stock and Series C preferred stock in escrow should revert back to USAB rather than being released to the former shareholders of DDC. There is no assurance that DDCs' former shareholders will agree with the calculations or that all or any of these shares will ultimately revert back to the Company. Accordingly, no adjustment has been made to the recorded purchase price.

4.    Proposed Merger With Las Americas Broadband, Inc.:

        On April 23, 2002, The Company entered into a definitive merger agreement with Las Americas Broadband, Inc. ("Las Americas") under which Las Americas will merge with and into the Company, with Las Americas' shareholders receiving approximately .125 shares of USAB common stock for each share of Las Americas' common stock. Las Americas develops and operates cable television systems and broadband networks for video, data, and Internet.

        Cable California S.A. de C.V., an entity organized under the laws of the United Mexican States ("Cable California") and managed by Las Americas, has a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing high-speed Internet, telephony, data and multi-channel cable television to residents and businesses. Cable California is constructing a 1,300-mile broadband network in the Northern Baja California region of Mexico for the delivery of cable television, data and Internet Service. Cable California has completed the first phase of this cable build, including its head-end, central operations center, and over 100 miles of cable plant now serving 2,000 customers.

        Las Americas has a management contract managing Cable California and a condition to the merger is that Las Americas acquire majority control of Cable California through a Mexican subsidiary. Las Americas, through a wholly-owned operating subsidiary, also owns and operates a 750-MHz cable television system serving approximately 2,000 subscribers in Kern County, California and doing business under the name "Country Cable."

        As a condition of the merger, the Company is obligated to provide Las Americas a loan of up to $2,000,000 within 180 days of the merger. On May 3, 2002, Las Americas signed a promissory note to the Company in the amount of $750,000 (as amended) with interest at a rate of 8% per annum which was due in full on September 21, 2002. Through June 30, 2002, the Company has advanced $500,000 to Las Americas under the note. The note is collateralized by certain cable assets of Las Americas and no payment has been made on the note.

        As of June 30, 2002, both the Company and Las Americas were not in compliance with all of the terms of the merger agreement.

5.    Line Of Credit And Notes Payable:

        As of June 30, 2002, the Company had a note payable to a financial institution in the amount of $1,550,000 bearing interest at a rate of 10% per year. This note is due in December 2002. The note is collateralized by Right of Entry contracts entered into by the Company.

        The Company also has a bank line of credit in the amount of $100,000, which expires in October 2002. This line of credit bears interest at the prime rate, which as of June 30, 2002 was 4.75%, and is collateralized by a $100,000 certificate of deposit held by a third party guarantor. The line of credit is past due.

        On March 4, 2002, the Company entered into two unsecured notes payable to two stockholders in the aggregate amount of $300,000. The notes bear interest at 10% per year and are payable on October 31, 2002 and the balance at June 30, 2002 includes accrued interest of $10,000. The payments due under these notes are past due and the Company is currently in default under the agreement and is seeking a waiver of the default from the stockholders.

6.    Long-Term Debt:

        Long-term debt consists of the following:

June 30, 2002
Note payable to a financial institution, with interest at prime plus 2%. Principal and interest payments due monthly through April 2002. Collateralized by all Company assets and a $500,000 certificate of deposit. The payments due under these notes are past due and the Company is currently in default under the Note agreement and is seeking a waiver of the financial covenants from the bank.	$1,417,000
Subordinated note payable, related party, principal and interest at 11% due December 2001, unsecured. The note is subordinate to the line-of-credit and any subsequently issued senior debt. The payments due under these notes are past due and the Company is currently in default under the Note agreement and is seeking a waiver of the financial covenants from the stockholder.	1,146,000
Note payable to a vendor, principal and interest at 18% due in monthly installments with the final payment due March 2003. The payments due under these notes are past due and the Company is currently in default under the Note agreement.	235,000
Capital leases (Note 7)	438,000

3,236,000

Less current portion	(3,236,000)

Long-term portion	$—

        Maturities of long-term debt outstanding at June 30, 2002 are as follows:

Years ended June 30, 2003	$3,236,000

7.    Commitments:

        The Company leases equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments and consist of the following:

June 30, 2002
Capital lease obligations, collateralized by capital assets purchased, payable in monthly installments of $11,719, including interest at 11%, the Company is currently in default under the agreement and the required payments are past due.	$392,000
Capital lease obligations, collateralized by telephone equipment, payable in monthly installments of $1,841, including interest at 14%, the Company is currently in default under the agreement and the required payments are past due.	36,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $541, including interest at 22.91%, the Company is currently in default under the agreement and the required payments are past due.	6,000
Capital lease obligations, for a vehicle payable in monthly installments of $270, including interest at 14.34%, the Company is currently in default under the agreement and the required payments are past due.	4,000

438,000
Less current portion	(438,000)

Long-term portion	$—

        Operating Leases—The Company leases certain facilities and equipment under operating leases expiring at various dates through 2007.

        The future minimum payments required under operating leases are as follows:

Years Ended June 30,
2003	$320,000
2004	256,000
2005	147,000
2006	111,000
2007	102,000

$936,000

        Rent expense for the nine months ended June 30, 2002 and year ended September 30, 2001 was $174,000 and $57,000, respectively.

        Commitments—The Company entered into an employment agreement with Edward Mooney to serve as its Executive Vice President on April 1, 2001. Pursuant to the agreement, the Company pays Mr. Mooney an annual base salary of $120,000 plus health insurance and other benefits, with bonuses as determined by our Board of Directors. In addition, the Company granted Mr. Mooney an option to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The option is immediately exercisable and has a term of ten years. The term of the agreement is for one year and is renewable annually. In December 2001, Mr. Mooney was appointed to serve as Interim President and Chief Executive Officer under the same terms and conditions of his original employment agreement. Though it was not required under this agreement, in April 2002, the Company increased Mr. Mooney's salary to $180,000 per year through September 30, 2002.

        On May 31, 2002, the Company entered into an annual renewable employment arrangement with Grant Miller to become its Chief Financial Officer. The Company will pay Mr. Miller an annual base salary of $200,000 plus other benefits, with bonuses up to $200,000 as determined by the Board of Directors. In addition, the company granted Mr. Miller an option to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, 125,000 vesting immediately and the remainder vesting equally over the next three anniversary dates.

        In relation to a private placement of common stock during the nine months ended September 30, 2002, the Company agreed to grant piggyback registration rights to the investors in the offering and to register the shares sold in the offering within nine months of the offering. If the Company does not register the share, the Company will be obligated to pay each investor an amount equal to 5% of the dollar value of his or her investment in the form of common stock.

        The Company had entered into an asset purchase program, which during the nine months ended September 30, 2002, the Company decided not to fulfill for certain properties under the agreement. The selling parties are currently seeking other buyers and if the purchase price is less than the amount that the Company agreed to pay, then the seller may seek payment from the Company for the difference. In relation to the original purchase, the Company signed a performance guarantee in the amount of $250,000 in the form of a deposit note agreement which bears interest at the rate of 19% and will become payable if the Company fails to perform under the asset purchase agreement. As the Company did not perform all of the requirements under the original asset purchase agreement, $250,000 has been accrued as a current liability. However, the seller has not acted upon the default.

        On January 29, 2001, the Company entered into an advisory agreement with Maroon Bells Capital, L.L.C., a merchant banking firm, to provide certain advisory and business development services in exchange for a monthly advisory fee. The term of the agreement is twenty-four months with an automatic twelve-month renewal. Maroon Bells is one of the Company's significant stockholders.

        Effective April 15, 2001, the Company entered into an agreement with Landry Montana Partners to provide executive recruiting services, an entity of which Mr. Jon Eric Landry, one of the Company's directors, is a principal. Pursuant to the agreement, Landry Montana will work with the Company to recruit officers and directors. The Company is obligated to pay Landry Montana $10,000 per month during the term of the agreement, which was May 1, 2001 to May 1, 2002 and has been extended to December 2002. Additionally, we pay all direct expenses incurred by Landry Montana in connection with its engagement. As of June 30, 2002, the Company owed Landry Montana Partners approximately $26,000 for services provided under this agreement. We also issued to Mr. Landry an option to purchase 150,000 shares of our common stock at $1.50 per share which expires on July 18, 2011.

8.    Stockholders' Equity:

        Preferred Stock—The Company has authorized 50,000,000 shares of preferred stock, par value $.001 per share, with 7,000,000 shares designated as Series A Convertible Preferred Stock; 2,625,000 shares designated as Series B Preferred Stock; and 7,875,000 shares designated as Series C Preferred Stock.

        Series A Convertible Preferred Stock—The Series A Convertible Preferred Stock holders shall be entitled to receive cumulative dividends of 8% per year, payable quarterly when and if declared by the Board of Directors. The dividends are payable in cash or shares of Series A Convertible Preferred Stock, at the election of the Board of Directors. The Series A Convertible Preferred Stock has a preference in liquidation of $1.50 per share plus any unpaid dividends, over common stock and any other series of preferred stock. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock, at the option of the holder, at any time. The Series A Convertible Preferred Stock shall automatically be converted into common stock upon the closing of a public offering of common stock with proceeds in excess of $15,000,000 at not less than $10.00 per share.

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

  •
  First, toward payment of $750,000 of the subordinated note payable

  •
  Then for redemption of the Series B Preferred Stock

  •
  Then for redemption of the Series C Preferred Stock.

        As of June 30, 2002, the Company was obligated to pay approximately $180,000 of the note payable based upon equity sold to that date. The Company has not made the required payments.

        Stock Option Plans—In 2001, the Company adopted the Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of options, restricted stock, stock appreciation rights, or other stock-based awards to employees. The Plan reserved 1,500,000 shares for future issuance of awards. In 2001, the Company adopted the 2001 Director Option Plan, which provides for the granting of non-qualified stock options to the Company's outside directors. The Director Option Plan reserved 1,000,000 shares for future issuance.

        Following is a summary of stock option activity:

			Range of Exercise Prices
						Weighted Average Exercise Price
	Non-Employee Options Outstanding	Employee Options Outstanding
			Low		High
Balances, October 1, 2000	—	—		$—	$—	$—
Granted	590,000	250,000.50			1.50	1.12
Exercised	—	—		—	—	—
Terminated/Canceled	—	—		—	—	—

Balances, September 30, 2001	590,000	250,000		..50	1.50	1.12
Granted	350,000	544,500		1.50	3.50	2.53
Exercised	—	—		—	—	—
Terminated/Canceled	—	—		—	—	—

Balances, June 30, 2002	940,000	794,500		..50	3.50	1.79

Vested options	840,000	794,500	$	..50	3.50	$1.85

        If not previously exercised, options expire as follows:

Year Ending June 30,	Number of Shares	Weighted Average Exercise Price
2006	819,000	$1.78
2007	595,000	1.21
2011	303,000	1.00
2012	17,500	1.50

	1,734,500

        All employee options were fully vested at June 30, 2002.

        If not cancelled or forfeited non-employee options outstanding at June 30, 2002 will vest as follows:

Year	Options	Vested Average Exercise Price
Vested at June 30, 2002	840,000	$1.85
2003	62,500.90
2004	37,500	1.00

	940,000	$1.75

        During the nine months ended June 30, 2002 and year September 30, 2001, the Company recognized compensation expense of approximately $455,000 and $169,000, respectively, related to employee options.

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

	Period Ended
	June 30, 2002	September 30, 2001
Net loss applicable to common shareholders:
As reported	$(16,550,000)	$(5,080,000)
Pro forma	(17,651,000)	(5,264,000)
Net loss per common share applicable to common shareholders:
As reported	$(3.09)	$(.43)
Pro forma	(3.29)	(.44)

        For purposes of the above pro forma amounts, the weighted average fair value of 819,500 options granted to employees with an exercise price less than the market price for the nine months ended June 30, 2002 and year ended September 30, 2001 was $3.21 and $1.26, respectively. All remaining options were issued with an exercise price equal to the market price and had a weighted average fair value of $0 and $1.96 for the nine months ended June 30, 2002 and year ended September 30, 2001. The fair value of each employee option granted in 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Period Ended June 30, 2002	Year Ended September 30, 2001
Expected volatility	99%	88%
Risk-free interest rate	4.65%-5.21%	4.67%-4.98%
Expected dividends	0.0%	0.0%
Expected terms	5-10 years	5-10 years

        Stock Purchase Warrants—The Company has granted warrants, which are summarized as follows for the nine months ended June 30, 2002 and the year ended September 30, 2001:

	Warrants Outstanding	Weighted Average Exercise Price
Balances, October 1, 2000	—		$—
Granted	1,044,666.01
Granted	510,000		1.50
Exercised	—		—
Terminated/Canceled	—		—

Balances, September 30, 2001	1,554,666		..50
Granted	109,000		2.23
Exercised	(528,226)		0.01

Balances, September 30, 2002	1,135,440	$	..89

        Warrants outstanding at June 30, 2002 have exercise prices ranging from $.01 to $3.50 as follows:

Shares	Exercise Price	Expiration Date
516,440	$.01	July 2006
579,000	1.50	October 2006
25,000	3.50	November 2006
15,000	3.50	February 2007

1,135,440

        The fair value of each warrant granted was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	Period Ended June 30, 2002	Year Ended September 30, 2001
Expected volatility	82%-88%	88%
Risk-free interest rate	4.12%-4.37%	4.96%
Expected dividends	—	—
Expected terms (in years)	5.0	5.0

        Stock Grant Plan—On June 6, 2002, the Board of Directors approved a stock grant plan under which up to one million (1,000,000) shares of common stock could be issued to employees, consultants or other individuals providing services to the Company. As the Company has not formally adopted the plan at this time, no shares have been issued.

9.    Income Taxes:

        As of June 30, 2002, the components of the deferred tax asset were as follows:

2001
Net operating loss carryforward	$6,080,000
Allowance for bad debts	260,000
Deferred revenue	170,000
Valuation allowance	(6,510,000)

Net deferred tax asset	$—

        Due to the recent operating losses incurred by the Company and the uncertainties regarding future taxable income, the Company has recorded a valuation allowance equal to net deferred tax assets. The increase in the valuation allowance of $5,710,000 from September 30, 2001 through June 30, 2002 and $3,800,000 from September 30, 2000 to September 30, 2001 was due primarily to the increase in the net operating loss carryforward. Net operating loss carryforwards total approximately $16,000,000 at June 30, 2002, and expire from 2005 through 2022. Usage of the net operating loss carryforward will be restricted due to the change in ownership of DDC and the Company in 2001.

10.  Litigation:

        From time to time, the Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on these financial statements.

11.  Fair Value Of Financial Instruments:

        The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the accounts receivable, accounts payable, line-of-credit, and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable, line-of-credit, and notes receivable are not determinable.

12.  Related Parties:

        The Company had outstanding payables to various officers and significant shareholders in the amount of approximately $510,000 as of June 30, 2002.

13.  Subsequent Events:

        On July 29, 2002, the Company entered into an annual renewable employment arrangement with Lew Suders to become Chief Operating Officer. The Company will pay Mr. Suders an annual base salary of $200,000 plus other benefits, with bonuses up to $200,000 as determined by the Board of Directors. In addition, the company granted Mr. Suders an option to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, 125,000 vesting immediately and the remainder vesting equally over the next three anniversary dates.

        Subsequent to June 30, 2002, the Company has loaned an additional $350,000 to Las Americas under the merger agreement.

        The Company has granted a total of 2,100,000 options for the purchase of common stock with exercise prices ranging from $1.33 to $3.00 which vest immediately through three years. The Company has also issued warrants to purchase 200,000 shares of common stock in connection with the two notes payable to shareholders (Note 5).

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Cable Concepts, Inc.
Seattle, Washington

        We have audited the accompanying consolidated balance sheets of Cable Concepts, Inc. and Subsidiary (d/b/a Direct Digital Communications, Inc.) as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cable Concepts, Inc. and Subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Hein + Associates LLP
Denver, Colorado

August 10, 2001

CABLE CONCEPTS, INC. AND SUBSIDIARY
(d/b/a DIRECT DIGITAL COMMUNICATIONS, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2000
ASSETS
Current Assets:
Cash	$6,000	$2,000
Accounts receivable, net of allowance for doubtful accounts of $556,000	214,000	156,000
Prepaid expenses and other current assets	16,000	65,000

Total current assets	236,000	223,000
Property and Equipment:
Cable properties	13,346,000	5,921,000
Cable equipment	1,845,000	1,350,000
Leasehold improvements	43,000	—
Furniture and equipment	98,000	66,000
Computer software and equipment	233,000	149,000
Vehicles	49,000	49,000

	15,614,000	7,535,000
Less accumulated depreciation	(2,498,000)	(975,000)

Net property and equipment	13,116,000	6,560,000
Other Assets	310,000	222,000

Total Assets	$13,662,000	$7,005,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Line-of-credit	2,405,000	$500,000
Current portion of long-term debt and capital lease obligations, net of discount of $0 and $190,000, respectively	4,636,000	2,169,000
Accounts payable	3,631,000	1,259,000
Accrued liabilities	453,000	154,000

Total current liabilities	11,125,000	4,082,000
Long-term Debt and Capital Lease Obligations, net of current portion	1,731,000	420,000
Deferred Revenues	721,000	410,000
Other Liabilities	202,000	101,000
Commitments and Contingencies (Notes 6 and 12)
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; 2,500,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.001 par value; 9,033,958 shares authorized; 900,438 and 848,798 outstanding, respectively	1,000	1,000
Class B common stock, $.001 par value; 1,250,000 shares authorized; 634,630 and 634,630 outstanding, respectively	1,000	1,000
Class C common stock, $.001 par value; 850,000 shares authorized; 573,755 and 463,785 outstanding, respectively	1,000	—
Class D common stock, $.001 par value; 800,000 shares authorized; 332,873 and 0 outstanding, respectively	—	—
Additional paid in capital	8,712,000	5,797,000
Accumulated deficit	(8,832,000)	(3,807,000)

Total stockholders' equity (deficit)	(117,000)	1,992,000

Total Liabilities and Stockholders' Equity (Deficit)	$13,662,000	$7,005,000

See accompanying notes to these financial statements.

CABLE CONCEPTS, INC. AND SUBSIDIARY
(d/b/a DIRECT DIGITAL COMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2001	2000
Revenues:
Operations	$3,958,000	$1,382,000
Construction	262,000	186,000

Total revenues	4,220,000	1,568,000
Cost of Revenues:
Operations	1,151,000	260,000
Construction	66,000	112,000

Total cost of revenues	1,217,000	372,000

Gross profit	3,003,000	1,196,000
Operating Expenses:
Selling, general and administrative	4,921,000	2,380,000
Depreciation	1,544,000	560,000

Total operating expenses	6,465,000	2,940,000

Loss from operations	(3,462,000)	(1,744,000)
Other Income (Expense):
Interest expense, net	(1,669,000)	(392,000)
Other income (expense), net	106,000	35,000

Net Loss	$(5,025,000)	$(2,101,000)

See accompanying notes to these financial statements.

CABLE CONCEPTS, INC. AND SUBSIDIARY
(d/b/a DIRECT DIGITAL COMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
									Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, at July 1, 1999	861,827	$1,000	563,524	$1,000	—	$—	—	$—	$2,842,000	$(1,706,000)	$1,138,000
Issuance of Class C common stock, net of costs	—	—	—	—	463,785	—	—	—	2,183,000	—	2,183,000
Class B common stock issued for conversion of debt	—	—	71,106	—	—	—	—	—	480,000	—	480,000
Repurchase of options	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Repurchase and cancellation of shares	(13,029)	—	—	—	—	—	—	—	(55,000)	—	(55,000)
Warrants issued for financing costs	—	—	—	—	—	—	—	—	387,000	—	387,000
Net loss	—	—	—	—	—	—	—	—	—	(2,101,000)	(2,101,000)

BALANCE, at June 30, 2000	848,798	1,000	634,630	1,000	463,785	—	—	—	5,797,000	(3,807,000)	1,992,000

Conversion of note payable to Class C common stock, net of costs	—	—	—	—	95,602	1,000	—	—	474,000	—	475,000
Issuance of Class C shares, net of costs	—	—	—	—	14,368	—	—	—	71,000	—	71,000
Issuance of Class D shares, net of costs	—	—	—	—	—	—	332,873	—	1,538,000	—	1,538,000
Exercise of options	51,640	—	—	—	—	—	—	—	—	—	—
Warrants issued for financing costs	—	—	—	—	—	—	—	—	808,000	—	808,000
Payment of expenses by stockholder	—	—	—	—	—	—	—	—	24,000	—	24,000
Net loss	—	—	—	—	—	—	—	—	—	(5,025,000)	(5,025,000)

BALANCE, at June 30, 2001	900,438	$1,000	634,630	$1,000	573,755	$1,000	332,873	$—	$8,712,000	$(8,832,000)	$(117,000)

See accompanying notes to these financial statements.

CABLE CONCEPTS, INC. AND SUBSIDIARY
(d/b/a DIRECT DIGITAL COMMUNICATIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2001	2000
Operating Activities:
Net loss	$(5,025,000)	$(2,101,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,544,000	560,000
Gain on sale of assets	(85,000)	—
Amortization of note discount	190,000	95,000
Amortization of deferred financing costs	690,000	66,000
Allowance for bad debt	556,000	—
Write-off of inactive properties and associated assets	377,000	—
Expenses paid by shareholder	24,000	—
Changes in operating assets and liabilities:
Accounts receivable	(594,000)	(71,000)
Prepaid expenses and other current assets	50,000	(17,000)
Other assets	42,000	(97,000)
Accounts payable	2,372,000	864,000
Accrued liabilities	300,000	19,000
Deferred revenues	311,000	200,000
Other liabilities	99,000	53,000
Other	(9,000)	—

Net cash provided by (used in) operating activities	842,000	(429,000)

Investing Activities:
Purchases of property and equipment	(701,000)	(823,000)
Additions to cable properties	(8,523,000)	(4,594,000)
Proceeds from sale of assets	832,000	—
Payment of life insurance premiums	(11,000)	(11,000)

Net cash used in investing activities	(8,403,000)	(5,428,000)

Financing Activities:
Payments on line-of-credit	(1,550,000)	(4,500,000)
Net borrowings on line-of-credit	3,455,000	4,750,000
Proceeds from long-term debt borrowings and capital lease obligations	4,825,000	4,349,000
Principal payments on long-term debt and capital lease obligations	(774,000)	(1,148,000)
Proceeds from common stock issuance, net of costs	1,609,000	2,183,000
Repurchase of common stock	—	(55,000)
Repurchase of outstanding options	—	(40,000)

Net cash provided by financing activities	7,565,000	5,539,000

Net Increase (Decrease) in Cash	4,000	(318,000)
Cash, at beginning of year	2,000	320,000

Cash, at end of year	$6,000	$2,000

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,363,000	$393,000

Non-Cash Transactions:
Warrants issued for financing costs	$808,000	$387,000

Common stock issued for conversion of notes payable	$475,000	$480,000

See accompanying notes to these financial statements

CABLE CONCEPTS, INC. AND SUBSIDIARY
(d/b/a DIRECT DIGITAL COMMUNICATIONS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 and 2000

1.    Organization and Nature of Operations:

        perators throughout the United States. In 1997, the Company signed a System Operator Agreement with DIRECTV which allows them to install and manage DIRECTV systems, as well as act as a commissioned sales representative for DIRECTV programming packages.

        The Company is subject to risks inherent in any business enterprise. These risks include, but are not limited to, regulatory requirements, technology changes, increasing competition and changes in customer demand.

2.    Summary of Significant Accounting Policies:

        Principles of Consolidation—The accompanying financial statements include the accounts of the Company and the Company's wholly-owned subsidiary, Direct Digital Midwest. All material intercompany transactions and accounts have been eliminated in consolidation.

        Revenue Recognition—Operations revenues are recognized as services are earned, generally on a monthly basis. Construction revenues are recognized on the percentage-of-completion method. Construction costs related to costs of construction revenues consist only of amounts directly applicable or allocable to the construction project. Adjustments to construction cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss would be provided for currently. At June 30, 2001 no construction projects for external customers were in process.

        Property and Equipment—Property and equipment is stated at historical cost. Included in the costs of internally constructed cable properties are all direct materials, direct labor, and internal overhead costs. The internal overhead costs are applied at a fixed rate per unit constructed, which represents management's estimate of capitalizable overhead costs. For the years ended June 30, 2001 and 2000, the Company capitalized overhead costs of $918,000 and $1,580,000, respectively. Significant additions and improvements are capitalized. Repairs and maintenance are expensed as incurred. Upon disposition of equipment, gains or losses are reflected in the statement of operations.

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

        Split Dollar Life Insurance—The Company maintains a split dollar life insurance policy on its president. The Company records a note receivable for premiums paid. Upon retirement or death of the executives, all premiums paid will be reimbursed by the insurance company.

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

        Stock-Based Compensation—The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock benefit plans.

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

        Liquidity—The Company has generated significant losses from operations in each of the past two years, and has a working capital deficit of $10,889,000 at June 30, 2001.

        Subsequent to June 30, 2001, the Company was acquired by USA Broadband, Inc. (see Note 14). USA Broadband issued stock in repayment of $2,200,000 of the Company's notes payable, and an additional $1,079,000 in notes payable is due to USA Broadband and will be forgiven after the acquisition. USA Broadband has commenced a $5,250,000 private placement, of which $2,500,000 has been raised through August 10, 2001. Management believes that this funding, along with increased cash flow from cable properties put into operation during fiscal 2001, will enable the Company to continue as a going concern through at least June 30, 2002. In order to execute its business plan, the Company will need to raise additional equity to find the acquisition of additional cable properties and, ultimately, achieve profitable operations.

3.    Acquisitions:

        In September 2000, the Company purchased the assets of certain cable properties located in North and South Dakota for an adjusted purchase price of approximately $1,041,000.

        Also in September 2000, the Company purchased the assets of certain cable properties located in California and Texas for an adjusted purchase price of approximately $1,004,000.

4.    Line of Credit:

        At June 30, 2001 and 2000, the Company had a $2,300,000 line-of-credit agreement (the "agreement") which expires on April 4, 2002. The line-of-credit is collateralized by all Company assets. Advances under the agreement accrue interest at the bank's prime rate plus 2.0% (9.0% at June 30, 2001). The agreement requires the Company to meet certain financial covenants regarding minimum tangible net worth and ratio of total liabilities to tangible net worth. The line-of-credit is personally guaranteed by stockholders of the Company and the Company's president. For the years ended June 30, 2001 and 2000, the Company paid $50,000 and granted 25,820 Class A warrants, respectively, to the guarantors as consideration for the renewal of their guarantees. The fair value of the warrants issued in fiscal 2000 was recorded as a deferred financing cost and is being amortized to interest expense over the term of the line-of-credit.

        As of June 30, 2001, the Company was not in compliance with the tangible net worth or net worth ratio covenants. The Company believes that it will be in compliance with these covenants after completion of the merger (see Note 14).

        At June 30, 2001, the Company also had a $105,000 line-of-credit agreement (the "Agreement") which expires on December 1, 2001. The line-of-credit is collateralized by Certificate of Deposit pledged by a related party. Advances under the agreement accrue interest at 6.75%. The line-of-credit is personally guaranteed by stockholders of the Company and the Company's president.

5.    Long-Term Debt:

        Long-term debt consists of the following:

	June 30,
	2001	2000
Note payable, with interest at prime plus 2%. Principal and interest payments due monthly through April 2002. Collateralized by all Company assets and a $500,000 certificate of deposit pledged by a related party (3)	$1,817,000	$—
Subordinated note payable, net of discount of $190,000 at June 30, 2001, related party, principal and interest at 11% due December 2000, unsecured. The note is subordinate to the line-of-credit and any subsequently issued senior debt (1)	1,750,000	1,560,000
Note payable, related party, interest at 12.5% due monthly, principal due the earlier of February 28, 2001 or the closing of at least $4,000,000 in additional debt or equity, unsecured (2)	1,200,000	—
Note payable, related party, principal and interest at 18% due April 1, 2002, collateralized by cable properties	1,079,000	—
Note payable, related party, principal and interest at 11%, due April 2000, extended to September 2000, unsecured. The note was converted to Class C common stock in September 2000 (1)	—	500,000
Note payable, without interest, principal payments of $40,000 due monthly, remaining balance due June 30, 2001, collateralized by certain service contracts and related receivables	56,000	—
Note payable with an annual percentage rate of 0.90%, collateralized by a vehicle. Monthly payments are $288 through November 16, 2002	5,000	8,000
Note payable in monthly installments of $454 including interest at 9.75%, due March 10, 2002, collateralized by a vehicle	4,000	8,000

	5,911,000	2,076,000
Less current portion	(4,500,000)	(2,068,000)

Long-term portion	$1,411,000	$8,000

        Maturities of long-term debt outstanding at June 30, 2000 are as follows:

Years Ended June 30,
2002	$4,500,000
2003	456,000
2004	955,000

$5,911,000

(1)
In conjunction with these notes, during the year ended June 30, 2000, the Company issued 100,000 Class A warrants and 25,378 Class B warrants respectively, to the note holders. The fair value of these warrants was recorded as a debt discount and amortized to interest expense over the original term of the notes.

(2)
In conjunction with this note, the Company issued a total of 179,005 Class D warrants to the lender. The fair value of the warrants has been recorded as additional interest expense.

(3)
As consideration for this pledge, the Company issued 74,460 Class D warrants to the related party. The fair value of these warrants was recorded as a debt issuance costs and is amortized to interest expense over the term of the note.

        In addition, the Company issued 16,634 Class B warrants in consideration for the extension of terms of the $500,000 note payable. The fair value of the warrants of $44,000 was recorded as deferred financing costs and is being amortized to interest expense over the term of the note.

        Subsequent to June 30, 2001, $2,200,000 of notes payable were repaid through the issuance of stock by USA Broadband, Inc. (see Note 14). In addition, the $1,079,000 note payable is due to USA Broadband, Inc. and will be forgiven subsequent to the acquisition.

6.    Commitments:

        The Company leases certain office equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments and consist of the following:

	June 30,
	2001	2000
Capital lease obligations, collateralized by capital assets purchased, payable in monthly installments of $11,719, including interest at 11%, due through November 2004	$400,000	$494,000
Capital lease obligations, collateralized by telephone equipment, payable in monthly installments of $1,841, including interest at 14%, due through August 2003	44,000	—
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $541, including interest at 22.91%, due September 2003	10,000	14,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $270 including interest at 14.34%, due through November 2001	2,000	4,000

	456,000	512,000
Less current portion	(136,000)	(101,000)

Long-term portion	$320,000	$411,000

        Future minimum payments due as of June 30, 2001 are as follows:

Years Ended June 30,
2002	$170,000
2003	169,000
2004	146,000
2005	59,000

544,000
Less amount representing interest	(88,000)

Present value of future minimum lease payments	$456,000

        Operating Leases—The Company leases certain facilities and equipment under operating leases expiring at various dates through 2006. The future minimum payments required under operating leases are as follows:

Years Ended June 30,
2002	$223,000
2003	215,000
2004	221,000
2005	151,000
2006	2,000

$812,000

        Rent expense for the years ended June 30, 2001 and 2000 was approximately $276,000 and $175,000, respectively.

7.    401K Plan:

        Employees are eligible to participate in the Company's 401(k) plan after the first six months of employment. The Company's match is discretionary determined by the profitability for the annual fiscal year. During 2001 and 2000, the Company made no contributions to the 401(k) plan.

8.    Equity Transactions:

        The shareholders have authorized 2,500,000 preferred shares with a par value of $.001 per share. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of each series. No preferred shares have been issued.

        In December 1999, the shareholders amended its bylaws increasing the number of authorized common shares to 10,283,958, consisting of 9,033,958 shares of Class A common stock and 1,250,000 shares of Class B common stock. The bylaws also decreased the par value of all common stock shares from $1.00 to $.001. The number of Class A common shares was revised proportionate to each shareholder's interest. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the changes.

        Class A Common Shares—Class A common stock have no liquidation preferences.

        Class B Common Shares—In the event of any liquidation, dissolution or winding up of the Company, the holders of Class B common stock would be entitled to receive an amount per share equal to $2.5 million divided by the number of outstanding shares, prior and in preference to any distribution to the holders of Class A common stock.

        Class C Common Shares—In April 2000, the shareholders authorized 850,000 shares of Class C common stock. The Class C common shares are entitled to a liquidation preference of $5.2287 per share, after payment of the liquidation preference of the Class B common shares, and before any distribution to the Class A common shares.

        Class D Common Shares—In September 2000, the shareholders authorized 800,000 shares of Class D common stock. The Class D common stock has a liquidation preference of $5.40 per share, after payment of the Series B common shares, and before any distribution to the Class A shares.

        Stock Option Plan—Effective March 1, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). The Plan provides for the granting of nonqualified stock options to consultants and directors and incentive stock options to employees. The Plan reserved 184,718 shares of Class A common stock.

        Option activity under the Plan was as follows:

	Options Available for Grant	Non-Employee Options Outstanding	Employee Options Outstanding	Weighted Average Exercise Price
Balances, July 1, 1999	26,507	51,640	106,571	$1.48
Authorized	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Terminated/Canceled	63,538	—	(63,538)	2.44

Balances, June 30, 2000	90,045	51,640	43,033	..83

Authorized	—	—	—	—
Granted	—	—	—	—
Exercised	—	(51,640)	—	.01
Terminated/Canceled	—	—	—	—

Balances, June 30, 2001	90,045	—	43,033	$1.85

Vested options		—	43,033	$1.85

        If not previously exercised or forfeited, vested options outstanding at June 30, 2001 will expire in the year ending June 30, 2009 at a weighted average exercise price of $.01 per share. At June 30, 2001, the weighted average remaining contractual life of options outstanding was approximately 93 months.

        Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

	2001	2000
Net loss—as reported	$(5,158,000)	$(2,101,000)
Net loss—pro forma	(5,158,000)	(2,177,000)

        Stock Purchase Warrants—The Company has granted warrants, which are summarized as follows for the years ended June 30, 2001 and 2000:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balances, July 1, 1999
Granted-Class A	125,820	$5.30	$5.30
Granted-Class B	42,010	4.93	4.93
Exercised	—	—
Terminated/Canceled	—	—

Balances, June 30, 2000	167,830	5.20
Granted-Class D	265,876	4.68	$4.70
Exercised	—	—
Terminated/Canceled	—	—

Balances, June 30, 2001	433,706	$4.89

        Warrants outstanding at June 30, 2001 have exercise prices ranging from $.01 to $5.40 as follows:

Shares	Exercise Price	Expiration Date
25,378	$4.93	December 2009
25,820	4.93	January 2010
16,632	4.93	February 2010
100,000	5.39	June 2010
231,654	5.40	September 2010
4,137.01		September 2010
30,085.01		December 2010

433,706

        The fair value of each warrant granted was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000
Expected volatility	50%	50%
Risk-free interest rate	5.16%-5.80%	6.22%-6.72%
Expected dividends	—	—
Expected terms (in years)	5.0	5.0

        All warrants were granted in conjunction with notes payable agreements. The fair value of warrants issued during fiscal 2001 of $808,000 (calculated using the Black-Scholes method) were recorded as deferred financing costs. The fair value of warrants issued during fiscal 2000 of $285,000 and $102,000 (calculated using the Black-Scholes method) were recorded as a debt discount and deferred financing costs, respectively.

9.    Income Taxes:

        As of June 30, 2001 and 2000, the components of the deferred tax asset were as follows:

	2001	2000
Net operating loss carryforward	$2,656,000	$1,220,000
Allowance for bad debts	(206,000)	—
Property and equipment	(67,000)	(40,000)
Other	14,000	—
Valuation allowance	(2,397,000)	(1,180,000)

Net deferred tax asset	$—	$—

        Due to the recent operating losses incurred by the Company and the uncertainties regarding future taxable income, the Company has recorded a valuation allowance equal to net deferred tax assets. The increase in the valuation allowance of $1,217,000 from June 30, 2000 through June 30, 2001 and $660,000 from June 30, 1999 to June 30, 2000 was due primarily to the increase in the net operating loss carryforward. Net operating loss carryforwards total approximately $7,100,000 at June 30, 2001, and expire from 2018 through 2021. Usage of the net operating loss carryforward will be restricted due to the change in ownership of the Company in July 2001.

10.  Life Insurance Policy:

        The Company pays the premiums on a variable life insurance policy for the Company's president. The policy apportions premiums, cash values and death benefits between the Company and the president. Total premiums paid through June 30, 2001 and 2000 were approximately $56,000 and $45,000, respectively, and are included in other assets in the accompanying balance sheet.

11.  Related Party Transaction:

        The Company had related party accruals included in accounts payable of $61,000 and $21,000 at June 30, 2001 and 2000, respectively. These consisted of transactions between the Company and officers, directors, and a Company with which the directors are affiliated.

12.  Legal Matters:

        From time to time, the Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on these financial statements.

13.  Fair Value of Financial Instruments:

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

14.  Subsequent Event:

        On July 18, 2001, USA Broadband, Inc. (USA Broadband) acquired all of the Company's outstanding shares for the following consideration:

  •
  1,000,000 shares of USA Broadband common stock issued for all of the outstanding Class A common shares of the Company.

  •
  7,875,000 shares of USA Broadband Series C preferred stock and 82,500 shares of USA Broadband common stock issued for all of the outstanding Class B, C and D common shares of the Company.

        In addition, USA Broadband issued the following consideration to convert certain outstanding debt of the Company.

  •
  1,475,000 shares of USA Broadband Series B preferred stock and 15,452 shares of USA Broadband common stock in exchange for $1,000,000 of notes payable and related accrued interest.

  •
  1,150,000 shares of USA Broadband Series B preferred stock, 12,048 shares of USA Broadband common stock, and $50,000 of USA Broadband Series A preferred stock (estimated at $1.50 per share) in exchange for $1,200,000 of notes payable and related accrued interest.

        This transaction will be accounted for as a purchase of the Company by USA Broadband.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULE 13a-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934

        I, Grant Miller, certify that:

1.
I have reviewed this annual report on Form 10-KSB of USA Broadband, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 21, 2002	/s/ GRANT MILLER Grant Miller Principal Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13a-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934

        I, Grant Miller, certify that:

1.    I have reviewed this annual report on Form 10-KSB of USA Broadband, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 21, 2002	/s/ GRANT MILLER Grant Miller Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
  ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
FACTORS AFFECTING FUTURE PERFORMANCE
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
OPTIONS GRANTED IN TRANSITION PERIOD
AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD AND AT END OF TRANSITION PERIOD
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ($ in 000's, except per share data)
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ($ in 000's, except per share data) (Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS