Form 10QSB
period 2002-09-30
USA BROADBAND INC
filed 2002-12-23
CIK 1105947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

Commission File Number 000-29433

USA BROADBAND, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1592698 (IRS Employer Identification No)

1111 Orange Avenue
Coronado, California 92118
(Address of principal executive offices)

(619) 435-2929
(Issuer's telephone number)

        (Former name, former address, and former fiscal year if changed since last report)

        Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 6,559,904 shares of common stock outstanding as of November 30, 2002.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

USA BROADBAND, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
$ 000's

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$33	$88
Restricted cash	500	500
Accounts receivable, net	164	171
Prepaid expenses and other current assets	9	15

Total current assets	706	774
Property and Equipment:
Cable properties	4,994	9,831
Cable equipment	975	975
Leasehold improvements	2	2
Furniture and equipment	34	34
Computer software and equipment	113	113
Vehicles	7	7

	6,125	10,962
Less accumulated depreciation	(1,191)	(1,472)

Net property and equipment	4,934	9,490
Note receivable	842	504
Assets held for sale, net	3,670	925
other assets	70	87

Total Assets	$10,222	$11,780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Line-of-credit	$100	$100
Current portion of long-term debt and capital lease obligations	6,216	5,096
Accounts payable	3,549	4,036
Accrued liabilities	849	735
Deferred revenues	—	11

Total current liabilities	10,714	9,978
Deferred Revenues	325	457
Other Liabilities	—	15
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; outstanding, liquidation preference of $5,844,000	5,550	5,550
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $2,809,000	2,391	2,391
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding, liquidation preference of $7,875,000	7,875	7,875
Common stock, $.001 par value; 100,000,000 shares authorized; 6,500,486 and 6,299,000 outstanding	6	6
Additional paid in capital	7,061	6,790
Accumulated deficit	(23,700)	(21,282)

Total stockholders' equity (deficit)	(817)	1,330

Total Liabilities and Stockholders' Equity (Deficit)	$10,222	$11,780

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

$000's

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
	(Unaudited)	(Unaudited)
Revenues	$165	$1,214
Cost of Revenues	89	544

Gross profit	76	670
Operating Expenses:
Selling, general and administrative	2,381	4,287
Depreciation	93	475

Total operating expenses	2,474	4,762
Loss from operations	(2,398)	(4,092)

Other Income (Expense):
Interest expense, net	143	121
Other income (expense), net	8	52

Net Loss from Continuing Operations	(2,533)	(4,161)
Discontinued Operations (Note 5)
Income from discontinued operations	115	—
Net loss	$(2,418)	$(4,161)

Accrued Cumulative Preferred Stock Dividends	116	168

Net Loss Applicable to Common Shareholders	$(2,534)	$(4,329)

Net Loss Per Common Share	$0.38)	$(0.37)

Weighted Average Common Shares Outstanding	6,613,000	11,859,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

$000

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Loss	$(2,418)	$(4,161)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	329	475
Loss on disposal of fixed assets	1,482	1,181
Amortization of deferred financing costs	17	750
Stock based compensation	—	17
Allowance for bad debt	—	115
Stock and warrants issued	—	310
Interest expense accrual	112	—
Changes in operating assets and liabilities:
Accounts receivable	7	(172)
Prepaid expenses	6	—
Accounts Payable	113	(15)
Accrued liabilities	114	21
Deferred revenues	(143)	(46)
Other liabilities	—	(14)

Net cash used in operating activities	(381)	(1,539)

INVESTING ACTIVITIES:
Cash acquired in DDC acquisition	—	6
Advances to DDC prior to acquisition	—	(179)
Purchases of property and equipment	—	(599)
Advances to Las Americas	(338)
Acquisition costs	—	(343)
Increases in restricted cash	—	(500)
Payment of life insurance premiums	—	(3)

Net cash used in investing activities	(338)	(1,618)

FINANCING ACITIVITES:
Proceeds from issuance of common stock	271	1,666
Net borrowing on line of credit		42
Principal payments on long term debt and capital lease obligations	(27)	(125)
Borrowing of notes payable	420	475

Net cash provided by financing activities	664	2,058

NET INCREASE (DECREASE) IN CASH	(55)	(1,099)
CASH, at beginning of year	88	1,280

CASH, at end of period	$33	$181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$143	$121

NON-CASH TRANSACTIONS:
Accounts payable converted to Notes Payable	$600	—

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES
NOTES TO THE CONCOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1.    Interim Financial Information:

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

        Management believes the disclosures made are adequate to make the information not misleading and suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB for the year ended June 30, 2002.

2.    Liquidity and Basis of Presentation:

        The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2002, the Company had a working capital deficit of $10,008,000. The Company's net loss for the three months ended September 30, 2002 was $2,418,000. At September 30, 2002, the Company was in default of the terms of its debt, capital lease obligations.

        The Company's ability to continue as a going concern is dependent upon its ability to raise the capital necessary to successfully implement its business plan, and ultimately to achieve profitable operations. Management's plans in this regard are set forth below. As a result of the Company's proposed merger with Las Americas (Note 3), the Company's efforts will be concentrated on concession-based cable services in Baja, Mexico.

        The Company has begun a program to divest MDU operation assets outside of the California market, with the intention of using the proceeds of these sales to repay debt, with excess proceeds to be invested in the Company's new business strategy. The Company has entered into letters of intent for the sale of a portion of the non-strategic assets, and has retained various brokers and advisors to assist in system sales.

3.    Proposed Merger With Las Americas Broadband, Inc.:

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

        As a condition of the merger, the Company is obligated to provide Las Americas a loan of up to $2,000,000 within 180 days of the merger. On May 3, 2002, Las Americas signed a promissory note to the Company in the amount of $750,000 (as amended) with interest at a rate of 8% per annum, which was due in full on September 21, 2002. Through September 30, 2002, the Company has advanced $830,000 to Las Americas under the note with $12,000 of accrued interest due. The note is collateralized by certain cable assets of Las Americas and no payment has been made on the note which is currently in default.

        The Company is pursuing additional equity and debt financing, and has implemented cost-reduction measures. Management believes that these measures will be sufficient to allow the Company to continue as a going concern.

4.    Notes Payable:

        In July 2002, a shareholder of the Company advanced $170,000 to the Company under a proposed note arrangement the terms of which are still being negotiated.

        On July 18, 2002, the Company entered into an unsecured note payable to stockholders in the aggregate amount of $100,000.

        On August 21, 2002, the Company entered into an unsecured note payable to a shareholder in the amount of $150,000.

5.    Stockholders' Equity:

        In July 2002, the Company commenced an offering of up to $10,000,000 of common stock. To date they have raised $229,353 in the offering through the sale of 114,676 shares at a price of $2.00 per share. The price per share of the shares sold in the offering, was intended to be at a discount to the market value of the Company's common stock, and may be reduced below $2.00. If the price is reduced, the company will increase the number of shares to be issued to investors who have already made purchases in the offering.

        In July 2002, the Company issued a total of 23,161 shares of common stock to RateXchange Corporation, the parent company of RTX Securities who acted as the placement agent in a prior offering. Of the shares issued, 9,200 shares were issued as compensation for the services of RTX Securities, and the remaining 13,961 shares were issued in lieu of an $18,000 commission, which the Company had agreed to pay RTX Securities in connection with the offering.

        In September 2002, the Company agreed to issue 30,000 common shares to The Research Works as consideration for research services. In addition, in September 2002 we issued to Corporate Capital Management warrants to purchase 300,000 shares of our common stock in consideration for financial advisory services.

6.    Assets Held For Sale and Discontinued Operations:

        During the quarter ended September 30, 2002 the Company decided to change its business strategy to focus on providing video, data and internet service in the state of California and in the Northern Baja region of Mexico. As a result of this change in strategy, the Company plans to sell its assets in regions outside of California and the Northern Baja region of Mexico.

        The related assets to be sold have been reclassified as Assets Held for Sale as of September 30, 2002 at the lower of carrying amount or net realizable value, and the results of operations for the three months ended September 30, 2002 have been presented as discontinued operations. Revenues from discontinued operations for the three months ended September 30, 2002 were $471,000.

7.    Subsequent Events:

        Subsequent to September 30, 2002, the Company has loaned an additional $6,000 to Las Americas under the merger agreement.

        On October 30, 2002 The Company obtained a bridge loan from a shareholder in the amount of $500,000. The note bears interest at 18% and is due June 30, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the shareholder a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2007.

        On November 4, 2002 The Company obtained a bridge loan from a shareholder in the amount of $25,000. The note bears interest at 18% and is due June 30, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the shareholder a warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2007.

        On November 5, 2002 The Company obtained a bridge loan from a firm in the amount of $15,254. The note bears interest at 18% and is due June 30, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 7,627 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2007.

        As of September 30, 2002, the Company had two unsecured notes payable outstanding in the amount of $150,000 each. The holders of these notes, Theodore Swindells and Paul Moore, each beneficially own over 5% of the Company's common stock. The notes were issued on March 4, 2002, bear interest at the rate of 10% per year and have a due date of October 31, 2002.

        On October 18, 2002, the Company entered into a new loan agreement with Mr. Swindells, which extended the due date of the note payable to Mr. Swindells under the same terms and conditions as the previous note. The Company is currently in default under the note with Mr. Moore.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are seeking to position ourselves as an industry leader in providing digital television, entertainment, data, Internet and broadband services. Our current operations consist of providing video service to multiple dwelling units, or "MDU," subscribers through Cable Concepts, Inc. which we acquired in July 2001. We receive revenues from subscriber fees and revenue-sharing payments from DirectTV.

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

        One of the conditions to Las Americas' obligation under the merger agreement was that we advance Las Americas up to $2,000,000 within 180 days of the date of the merger agreement. On May 3, 2002, Las Americas issued a promissory note to us in the amount of $750,000 in connection with advances made through that date. As of September 30, 2002 we had advanced $830,000 to Las Americas under the note with $12,000 of interest due. However, we have not advanced the full $2,000,000 required. In addition, Las Americas has failed to meet certain closing conditions.

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

        Las Americas has a management contract managing Cable California, and a condition to the merger is that Las Americas acquire majority control of Cable California through a Mexican subsidiary. Las Americas, through a wholly-owned operating subsidiary, also owns and operates a 450-MHz cable television system serving approximately 1,800 subscribers in Kern County, California and doing business under the name "Country Cable."

        After the merger with Las Americas, we will continue to manage the approximately 3,600 MDU subscribers we presently serve in California, as well as the approximately 1,800 Country Cable franchise cable subscribers, also in California, we will acquire through the proposed merger.

        After the completion of the proposed merger, Las Americas founder Richard G. Lubic, a thirty-year cable veteran, will serve as our Chairman and CEO. We also are moving our headquarters to Coronado, California.

Critical Accounting Policies and Estimates

        Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. A summary of those significant accounting policies can be found in our Notes to the Consolidated Financial Statements included in our Report on Form 10-KSB for the transition period ended June 30, 2002. The estimates we use are based upon our historical experiences combined with management's understanding of current facts and circumstances. Some of our accounting policies are considered critical because they are important to the portrayal of our financial condition and the results of our operations and because they require significant or complex judgments on the part of management. We believe that the following represent our critical accounting policies as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which was issued by the Securities and Exchange Commission: deferred income taxes; allowance for doubtful accounts; and recoverability of long-lived assets.

        Deferred income taxes are recognized for the expected tax consequences in future years stemming from differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets are related to net operating loss carryforwards, allowance for bad debts and deferred revenue. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods.

The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

        Our allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating uncollectible amounts, we consider factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While we consider our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require us to adjust our allowance for doubtful accounts.

        Our long-lived assets will from time to time be analyzed for impairment as events and conditions indicate that an analysis be performed. Factors that we consider in performing an impairment analysis are current and historical agreements to sell comparable assets, our current business strategy and our expectations of future cash flows for the asset or asset group being analyzed. Future changes in the economic conditions, the regulatory environment and our strategies may materially affect our estimate of the recoverability of fixed assets.

Results of Operations

        The following table sets forth our selected operations data for the three-month periods ended September 30, 2002 and September 30, 2001. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-QSB.

Selected Financial Data for USA Broadband, Inc.

	Three Months Ended September 30, 2002	% of Revenues	Three Months Ended September 30, 2001	% of Revenues	% Change from September 30, 2001 to September 30, 2002
Revenues	$165	100.0%	$1,214	100.0%	-86.4%
Cost of Revenues	89	53.9%	544	44.8%	-83.6%

Gross Profit	76	46.1%	670	55.2%	-88.7%
Selling, General & Administrative Expenses	2,381	1,443.0%	4,287	353.1%	-44.5%
Depreciation	93	56.4%	475	39.1%	-80.4%
Total Operating Expenses	2,474	1,499.4%	4,762	392.3%	-48.0%
Loss from Operations	(2,398)	-1,453.3%	(4,092)	-337.1%	-41.4%

Comparison of Three-Month Period Ended September 30, 2002 to the Three-Month Period ended September 30, 2001

        The decline in our revenues for the three months ended September 30, 2002 from the three months ended September 30, 2001 is the result of several factors. First, in the past year we have sold ROE agreements governing many of our properties and had some of our lease contracts terminated. We also changed our business strategy to focus on providing video, data and Internet service in the State of California and in the Northern Baja region of Mexico. As a result of this change in strategy all of our revenue derived from assets outside of California or the Baja region of Mexico has been presented as discontinued operations and not as revenues. Our cost of revenues also declined as the result of the reduction in the number of subscribers served.

        Our selling, general and administrative expenses were substantially lower for the three months ended September 30, 2002 than for the comparable period in 2001 because we substantially reduced personnel and staff as a result of the change in our business focus. We also closed one of our office facilities in the State of Washington. The substantial decrease in our depreciation expense was due to the reduction in assets resulting from the sale and termination of ROE agreements.

Liquidity and Capital Resources

        Our financial statements are presented on a going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2002, we had a working capital deficit of approximately $10,008,000. Our ability to continue as a going concern depends on our ability to raise the capital necessary to successfully implement our business plan and ultimately achieve profitable operations. During the three-month period ended September 30, 2002, we continued to implement cost-cutting measures designed to increase operational efficiency, focus the geographic concentration of our operations and dispose of assets that are not consistent with our plan, either from a geographic or operational perspective. We intend to use the proceeds of asset sales to repay debt and other obligations, and to reinvest the remaining net proceeds, if any, in existing or new assets.

        During the three-month period ended September 30, 2002, we sold contracts under which we received a fee from property owners to provide video services using equipment owned by the property owner. We received cash consideration owed to us through the sale of our California cable operations during the quarter ended September 30, 2002. Substantially all of the proceeds of the sales have been or will be used to repay our lines of credit and other indebtedness.

        In recent periods, we have had limited access to investment capital to support working capital deficits or to expand existing operations. Consequently, the financial conditions of our operating subsidiaries deteriorated in the three months ended September 30, 2002 and has deteriorated since then. We have been focused on negotiations with prospective lenders and investors as we seek to refinance all outstanding loans and liabilities in order to provide working capital. These negotiations are continuing. We require working capital for existing operations pending their sale or disposition and in connection with the proposed combined business of USA Broadband and Las Americas.

        As of September 30, 2002, we had a note payable in the amount of approximately $1,543,000 bearing interest at a rate of 10% per year which was due on December 15, 2002. After September 30, 2002, we entered into an agreement under which this debt would be assumed. See the information under the heading "Subsequent Events" below. We also have a bank line of credit in the amount of $100,000, which expires in January 2003. This line of credit bears interest at the prime rate, which as of September 30, 2002 was 4.75%.

        We have previously announced our focus on developing a cable television system in Northern Baja, California, and to divest ourselves of some of our operating assets in the United States in order to enhance our balance sheet and reduce debt associated with the acquisition of our MDU assets in July, 2001. In addition, we are in continued discussions with certain creditors, including key advisors and consultants, for the conversion of liabilities owed to them into our common stock in exchange for negotiated cash settlements. In total, we are seeking to eliminate or convert approximately $1.5 to 2.0 million of our obligations, however, there is no guarantee that these discussions will lead to a reduction in our liabilities.

        As of September 30, 2002, we had two unsecured notes payable outstanding in the amount of $150,000 each. In addition we owed $17,400 in accrued interest on these notes at September 30, 2002. The holders of these notes, Theodore Swindells and Paul Moore, each beneficially own over 5% of our common stock. The notes were issued on March 4, 2002, bear interest at the rate of 10% per year and have a due date of October 31, 2002. After September 30, 2002, we entered into a new loan agreement with Mr. Swindells which extended the due date of the note payable to Mr. Swindells. See the information under the heading "Subsequent Events" below. We are currently in default under the note with Mr. Moore.

        As of September 30, 2002, we had a note payable to a bank in the amount of approximately $1,477,000 which matures in April 2004 and which bears interest at a annual rate equal to prime plus two hundred basis points, or 6.75% as of September 30, 2002. This debt is secured by all of our assets and, in addition, a $500,000 certificate of deposit. We are in default under the loan agreement relating to the note payable and are seeking a waiver of some of the agreements' covenants from the bank.

        As of September 30, 2002, we had a note payable to a vendor in the amount of approximately $225,000, principal and interest at 18% due in monthly installments with the final payment due March 2003. The payments due under the note are past due and we are currently in default under the note agreement.

        As of September 30, 2002, we owed a total of approximately $1,180,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of our directors, has an interest. Of this $1,180,000, $832,000 is due under a promissory note held by Geneva Associates Merchant Banking Partners, consisting of the $750,000 principal value of the note and $82,000 in accrued interest. This note was due in October 2002 and bears interest at the rate of 14%. We are currently in default under this note. The remaining $348,000 owed to Geneva Associates Merchant Banking Partners is due under a reimbursement agreement under which Geneva Associates Merchant Banking Partners, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit we have with the bank. Of this $348,000, $300,000 represents the $300,000 in principal owed under the agreement, $18,000 represents accrued and unpaid interest, and $30,000 represents an unpaid 10% fee in connection with the issuance of the letter of credit. The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year. We are currently in default under the reimbursement agreement.

        In addition to the above liabilities, as of September 30, 2002, we owed a total of approximately $420,000 to shareholders who have advanced us funds. We have not yet negotiated the terms of notes payable with these shareholders.

        The following table sets forth information regarding our contractual obligations as of September 30, 2002 and the periods in which payments are due.

	Payments Due by Period
Contractual Obligations	Less than One Year	1-3 Years	4-5 Years	After 5 Years	Total
Lines of Credit and Notes Payable	$3,938,412	549,667	420,000	216,492	$5,124,571
Capital Lease Obligations	437,063	924	—	—	437,987
Operating Lease Obligations	—	—	—	—	—

Total Contractual Cash	$4,375,575	550,591	420,000	216,492	$5,562,558

        In addition to the above obligations, we may have an obligation under an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated. Before the quarter ended September 30, 2002, we decided not to complete the purchase of the rights for some of the properties, located in Texas, included in this asset purchase agreement. We believe that Verizon Media Ventures and GTE Southwest are attempting to sell the properties in question to third parties, and that these entities may seek to collect from us any difference between the price we agreed to pay and the prices received in connection with these sales to third parties. We have also signed a performance guarantee in the amount of $250,000 with regard to the asset purchase agreement. This guarantee is in the form of a deposit note bearing an interest rate of 19% which will become payable if we fail to perform under the agreement. Verizon Media Ventures and GTE Southwest may seek to hold us liable for the amount of the performance guarantee. Neither entity has made any claim against us as a result of our decision not to purchase the rights for the properties in question.

        In September, 2002, we issued a promissory note for $600,000 to our outside counsel in connection with unpaid legal fees. This promissory note is secured by all of the assets of USAB Video Corp. II, Inc., one of our subsidiaries.

        After September 30, 2002, we obtained three separate bridge loans in the aggregate amount of $540,254. Each note bears interest at 18% and is due June 20, 2003 or on the date we obtain permanent financing, in the amount of at least $3,000,000, if earlier. See the information under the heading "Subsequent Events" below.

Cash flows from Operating Activities

        Our operations utilized net cash of approximately $381,000 for the three-month period ended September 30, 2002. The use of cash was related primarily to funding the net losses from our operations, reduced by adjustments for non-cash expenses such as depreciation and loss on disposal of fixed assets and an increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

        During the three-month period ended September 30, 2002, investing activities resulted in a reduction of cash of approximately $338,000. This was a result of advances to Las Americas in connection with our proposed merger.

Cash Flows from Financing Activities

        During the three-month period ended September 30, 2002, financing activities generated approximately $664,000. This resulted primarily from proceeds from the sale of stock and from long-term borrowings, offset by reductions in principal payments on long-term debt and capital lease obligations.

Subsequent Events

        After September 30, 2002, we advanced an additional $6,000 to Las Americas under the merger agreement.

        On October 18, 2002, we entered into a new loan agreement with Mr. Swindells, which extended the due date of his $150,000 note payable described under the heading "Liquidity and Capital Resources" above under the same terms and conditions as the previous note. In consideration of the note extension we assigned to Mr. Swindells, as security for the note payable service and access agreements to certain properties.

        Between October 30, 2002 and November 5, 2002, we issued three bridge notes in the total amount of $540,254 to two of our shareholders and a firm. The holder of one of the bridge notes, in the amount of $500,000, is Theodore Swindells, who beneficially owns over 5% of our common stock. In connection with the bridge loans evidenced by these notes, we issued to the investors warrants to purchase a total of 270,127 shares of our common stock at an exercise price of $1.00 per share. Each of the bridge notes bears interest at 18% and is due on June 30, 2003, or on the date we obtain permanent financing in the amount of at least $3,000,000, if earlier. If we obtain permanent financing, each noteholder has the right to convert all, but not part, of the principal amount and accrued interest on their note into shares of our common stock or preferred stock in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment on the notes is overdue, each noteholder will receive 10,000 warrants per $100,000 in principal under the note, or pro-rata portion thereof, with a strike price of the lower of $1.00 or the average bid price for our common stock for the 20 trading days preceding issuance of the warrants.

        On November 29, 2002, we entered into an agreement in principle with Direct Services Inc. ("DSI"), a Washington corporation, to exchange debt for subscribers. This agreement was subsequently modified on December 19, 2002 to reflect a reduction in the number of subscribers. Under the modified agreement, we will exchange the right to serve approximately 1,800 subscribers located in Texas, Arizona, Louisiana, and a small number of subscribers in Sacramento, California, in exchange for an assumption of $1.8 million in our debt, including the note payable with a principal balance of $1,543,000 as of September 30, 2002 discussed under the caption "Liquidity and Capital Resources" above. In addition to eliminating $1.8 million in loans payable from our balance sheet, we believe that this transaction will reduce operating deficits at our operating subsidiary, Cable Concepts, Inc., and allow us to focus on our California operations. Upon completing this transaction, DSI has expressed interest in assuming an additional $600,000 note in exchange for additional subscribers. There is no guarantee that either transaction will be completed.

        Effective December 1, 2002, we entered into a six-month consulting agreement with Edward Mooney, a director and our former interim CEO, under which Mr. Mooney has agreed to provide general corporate advisory and development services. We will pay Mr. Mooney $3,000 per month plus reimbursement for expenses. As of the date of this filing, we owe Mr. Mooney approximately $225,000 in unpaid expenses, contractual bonuses and salary.

Impact of Recently Issued Accounting Principles

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires a company to recognize costs associated with exit or disposal activities when they are incurred rather than when the company makes a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial position or results of operations.

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

The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock

        As of November 30, 2002, a total of approximately 10.2 million shares of our common stock were issuable on exercise of options or warrants previously issued by us or on conversion of outstanding preferred stock or reserved for issuance under a stock grant plan approved by our board of directors in June 2002. Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options, warrants or preferred stock, likely would have an adverse effect on the prevailing trading price of our common stock.

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

        We have entered into a merger agreement with Las Americas Broadband, Inc. See the information under the caption "Proposed Merger with Las Americas Broadband, Inc." Our ability to achieve profitability depends, in part, on the approval of this merger by our shareholders and the shareholders of Las Americas Broadband and our ability, following the merger, to execute Las Americas Broadband's business plan calling for, among other things, an expansion into Northern Mexico. If the merger is not approved or we are not able to execute Las Americas Broadband's business plan, we may be unable to achieve profitability.

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

        Under our merger agreement with Las Americas, our obligation, and that of Las Americas, to proceed with the merger are each subject to various conditions. Some of the conditions to Las Americas' obligations have not been satisfied, including our receipt of a fairness opinion with respect to the transaction by July 15, 2002 and our providing $2,000,000 in bridge financing to Las Americas by 180 days from the date of the merger agreement. Similarly, we believe that some of the conditions to our obligation to complete the merger have not been satisfied by Las Americas. However, we are in discussions with Las Americas regarding a completion of the merger notwithstanding a failure of these conditions. There is no assurance that these discussions will lead to a successful completion of the merger. If the merger is not completed, we may not be able to execute our business plan. In particular, we may not be able to provide cable television services in Northern Baja, Mexico.

ITEM 3—CONTROLS AND PROCEDURES

        Based on the evaluation by Mr. Grant Miller, who is both our principal executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Miller concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses in our disclosure controls and procedures, and (ii) no corrective actions were required to be taken. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of our most recent evaluation of the controls. We continue to monitor our controls and procedures on an on-going basis and will make any adjustments that we believe will enhance their effectiveness.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

        On April 19, 2002, Fairway Center Associates, L.L.C. filed a complaint against Direct Digital in the Superior Court of the State of Washington for King County. The complaint purports to state a claim for breach of contract against Direct Digital arising out of a commercial lease entered into between Fairway and Direct Digital, and seeks, among other relief, damages of approximately $114,000. We believe that this action is without merit and intend to vigorously defend it on behalf of Direct Digital. In June 2002, OnePath Networks filed an action against Direct Digital in New Jersey state court located in Essex County, New Jersey, seeking the sum of $138,000 in connection with an alleged breach of contract.

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

ITEM 2—CHANGES IN SECURITIES

        In July, 2002, we commenced an offering of up to $10,000,000 of our common stock. To date we have raised $229,353 in the offering through the sale of 114,676 shares at a price of $2.00 per share. The price per share of the shares sold in the offering, which is intended to be at a discount to the market value of our common stock, may be reduced below $2.00. If the price is reduced, we will increase the number of shares to be issued to investors who have already made purchases in the offering.

        In July 2002, we issued a total of 23,161 shares of our common stock to RateXchange Corporation, the parent company of RTX Securities who acted as the placement agent in a prior offering. Of the shares issued, 9,200 shares were issued as compensation for the services of RTX Securities, and the remaining 13,961 shares were issued in lieu of an $18,000 commission, which we had agreed to pay RTX Securities in connection with the offering.

        We are also in the process of issuing 30,000 shares of common stock to The Research Works as consideration for $39,900 worth of research services. The effective price per share of the issuance is $1.33.

        No underwriting commissions or discounts were paid in connection with any of the above transactions. We relied upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act with respect to the offer and sale of the unregistered securities described above. We conducted no general solicitation or advertising in connection with any of the transactions described above. Each of the persons that acquired unregistered securities had a preexisting relationship with us or one of our placement agents or founders. In addition, each purchaser was required to complete a subscription document and confirm their status as a "sophisticated investor." We provided each potential investor with an opportunity to meet with, and ask questions of, our management.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        We are required to use 10% of the net proceeds from future sales or grants of equity through July, 2004, toward payment of a note payable held by Geneva Associates Merchant Banking Partners, then for redemption of our Series B Preferred Stock, followed by redemption of our Series C Preferred Stock. We are not currently in compliance with this requirement as it relates to either the note payable or the preferred stock.

        As of December 15, 2002, we were in default on both the principal and interest of a note payable held by Pacifica Bank in the amount of approximately $1,570,000. We have entered into an agreement with another corporation to exchange the entire debt on the note for the right to serve our subscribers. There is no guarantee that the transaction will be completed. See the information under the captions "Liquidity and Capital Resources" and "Subsequent Events" in Part I, Item 2 of this Form 10-QSB.

        As of September 30, 2002, we were in default on both principal and interest of a note payable to a bank in the amount of approximately $1,477,000. The note matures in April 2004 and we are currently seeking a waiver of some of the note's provisions. There is no guarantee that we will obtain a waiver. See the information under the captions "Liquidity and Capital Resources" and "Subsequent Events" in Part I, Item 2 of this Form 10-QSB.

        We are also in default for both principal and interest due under a promissory note and reimbursement agreement held by Geneva Associates Merchant Banking Partners totaling approximately $1,180,000. As of September 30, 2002, we have yet to make a payment of either principal or interest on our obligations under these instruments. See the information under the caption "Liquidity and Capital Resources" in Part I, Item 2 of this Form 10-QSB.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibit List

Number	Description of Document
10.1	Letter Consulting Agreement with Edward Mooney dated November 24, 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2002	USA BROADBAND, INC.
	By:	/s/ GRANT MILLER
	Its:	Principal Executive Officer

CERTIFICATIONS

        I, Grant Miller, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of USA Broadband, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of USA Broadband, Inc. as of, and for, the periods presented in this quarterly report;

        4.    USA Broadband, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for USA Broadband, Inc. and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to USA Broadband, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of USA Broadband, Inc.'s disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    USA Broadband, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to USA Broadband, Inc.'s auditors and the audit committee of USA Broadband, Inc.'s board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect USA Broadband, Inc.'s ability to record, process, summarize and report financial data and have identified for USA Broadband, Inc.'s auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in USA Broadband, Inc.'s internal controls; and

        6.    USA Broadband, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ GRANT MILLER Grant Miller, Principal Executive Officer and Chief Financial Officer

QuickLinks

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS AFFECTING FUTURE PERFORMANCE
  ITEM 3—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS