Form 10QSB
period 2002-12-31
USA BROADBAND INC
filed 2003-02-25
CIK 1105947

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended December 31, 2002

                        Commission File Number 000-29433

                               USA BROADBAND, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                   84-1592698
(State or other jurisdiction of            (IRS Employer Identification No)
incorporation or organization)

                               1111 Orange Avenue
                           Coronado, California 92118
                    (Address of Principal Executive Offices)

                                 (619) 435-2929
                (Issuer's Telephone Number, Including Area Code)

                             -----------------------

(Former Name, Former Address, and Former Fiscal Year if Changed Since Last
Report)

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 6,522,329 shares of common stock outstanding as of January 31, 2003.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                       USA BROADBAND, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                      $000's

                                                                             DECEMBER 31,    JUNE 30,
                                                                                 2002           2002
                                                                            -------------  ------------
                                                                              (Unaudited)
                                           ASSETS
CURRENT ASSETS:
    Cash                                                                      $       25     $      88
    Restricted cash                                                                  500           500
    Accounts receivable, net                                                         113           171
    Prepaid expenses and other current assets                                          9            15
                                                                            -------------  ------------
             Total current assets                                                    647           774

PROPERTY AND EQUIPMENT:
    Cable properties                                                               2,952         9,831
    Cable equipment                                                                  775           975
    Leasehold improvements                                                             2             2
    Furniture and equipment                                                           34            34
    Computer software and equipment                                                  113           113
    Vehicles                                                                           7             7
                                                                            -------------  ------------
                                                                                   3,883        10,962
    Less accumulated depreciation                                                   (855)       (1,472)
                                                                            -------------  ------------
             Net property and equipment                                            3,028         9,490
NOTE RECEIVABLE                                                                      914           504
ASSETS HELD FOR SALE, NET                                                          1,041           925
OTHER ASSETS                                                                         191            87
                                                                            -------------  ------------
TOTAL ASSETS                                                                 $     5,822   $    11,780
                                                                            =============  ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Line-of-credit                                                            $      100     $     100
    Current portion of long-term debt and capital lease obligations                5,146         5,096
    Accounts payable                                                               3,705         4,036
    Accrued liabilities                                                              859           735
    Deferred revenues                                                                259            11
                                                                            -------------  ------------
             Total current liabilities                                            10,069         9,978

DEFERRED REVENUES                                                                     24           457
OTHER LIABILITIES                                                                      -            15
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value; 50,000,000 shares authorized
         Series A convertible preferred stock; 7,000,000 shares designated;
            3,873,015 outstanding, liquidation preference of $5,844,000            5,550         5,550
         Series B preferred stock; 2,625,000 shares designated; 2,625,000
            outstanding, liquidation preference of $2,809,000                      2,391         2,391
         Series C preferred stock; 7,875,000 shares designated; 7,875,000
            outstanding, liquidation preference of $7,875,000                      7,875         7,875
    Common stock, $.001 par value; 100,000,000 shares authorized; 6,522,000
     and 6,299,000 outstanding                                                         6             6

    Additional paid in capital                                                     7,281         6,790
    Accumulated deficit                                                          (27,375)      (21,282)
                                                                            -------------  ------------
             Total stockholders' equity (deficit)                                 (4,272)        1,330
                                                                            -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $     5,821   $    11,780
                                                                            =============  ============

                           SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                                       USA BROADBAND, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      $ 000's


                                                       Three Months        Three Months         Six Months           Six Months
                                                          Ended               Ended               Ended                 Ended
                                                       December, 31        December 31,         December 31,          December 31,
                                                           2002                2001                2002                  2001
                                                     ------------------  ------------------  ------------------   ---------------
                                                        (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)


REVENUES                                                 $     179        $        499        $        344        $        1,209
COST OF REVENUES                                               141                 245                 230                   706
                                                     --------------  ------------------  ------------------   -------------------
  Gross profit                                                  38                 254                 114                   503

OPERATING EXPENSES:
Selling, general and administrative                          1,182               1,870               2,084                 4,929
Depreciation                                                   272                  69                 365                   253
                                                     --------------  ------------------  ------------------   -------------------
Total operating expenses                                     1,454               1,939               2,449                 6,391
Loss from operations                                        (1,416)             (1,685)             (2,335)               (4,679)
                                                     --------------  ------------------  ------------------   -------------------

OTHER INCOME (EXPENSE):
Interest expense, net                                         (210)               (121)               (353)                 (270)
Other income (expense), net                                     17                   6                  25                    58
                                                    ---------------  ------------------  ------------------   -------------------
Net Loss from Continuing Operations                         (1,609)             (1,800)             (2,663)               (4,891)

Discontinued Operations (Note 5)
     Income (loss) from discontinued operations                439                 142                 554                   253
     Income (loss) from disposal of assets                  (2,505)                (28)             (3,984)               (1,209)
                                                    ---------------  ------------------  ------------------   -------------------
NET LOSS                                                    (3,675)             (1,686)             (6,093)               (5,847)
                                                    ----------------  ------------------  ------------------   -------------------
ACCRUED CUMULATIVE PREFERRED STOCK DIVIDENDS                   116                 198                 232                   366

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS            $     (3,791)      $      (1,884)      $      (6,325)       $       (6,213)
                                                    ================  ==================  ==================   ===================
NET LOSS PER COMMON SHARE                             $       (.58)      $        (.38)      $        (.98)       $        (1.25)
                                                    ================  ==================  ==================   ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               6,520,000           4,963,000           6,464,000             4,963,000
                                                    ================  ==================  ==================   ===================


                           SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                                       USA BROADBAND, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       $000

                                                                            FOR THE SIX MONTHS       FOR THE SIX MONTHS
                                                                            ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                                                    2002                     2001
                                                                            ------------------------------------------
                                                                               (Unaudited)               (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                     $         (6,093)            $ (5,847)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation                                                                           601                  843
   Loss on disposal of fixed assets                                                     3,984                1,209
   Amortization of deferred financing costs                                                34                  767
   Stock based compensation                                                                                    399
   Allowance for bad debt                                                                                      115
   Stock and warrants issued                                                                                   310
   Interest expense accrual                                                               329
   Gain on sale of assets                                                                                     (124)
   Amortization of note discount                                                                                61
Changes in operating assets and liabilities:
   Accounts receivable                                                                     58                  (46)
   Notes receivable                                                                                           (250)
   Prepaid expenses                                                                         6
   Accounts Payable                                                                        98                  353
   Accrued liabilities                                                                    124                   78
   Deferred revenues                                                                     (185)                 (32)
   Other liabilities                                                                                           (86)
                                                                                                               (39)
                                                                            ---------------------------------------
       Net cash used in operating activities                                           (1,044)              (2,289)
                                                                            ---------------------------------------

INVESTING ACTIVITIES:
   Cash acquired in DDC acquisition                                                                              6
   Advances to DDC prior to acquisition                                                                       (179)
   Purchases of property and equipment                                                                        (644)
   Advances to Las Americas                                                              (240)
   Net proceeds from sale of assets                                                                            291
   Acquisition costs                                                                                          (343)
   Increases in restricted cash                                                                               (500)
   Payment of life insurance premiums                                                                           (3)
                                                                            ---------------------------------------
       Net cash used in investing activities                                             (240)              (1,372)
                                                                            ---------------------------------------

FINANCING ACITIVITES:
   Proceeds from issuance of common stock                                                 306                1,666
   Net borrowing on line of credit                                                                             (55)
   Principal payments on long term debt and capital lease obligations                     (45)                (286)
   Borrowing of notes payable                                                             960                  475
   Proceeds from preferred stock issuances, net of costs                                                       781
                                                                            ---------------------------------------
       Net cash provided by financing activities                                        1,221                2,581
                                                                            ---------------------------------------

NET INCREASE (DECREASE) IN CASH                                                           (63)              (1,080)
                                                                            ---------------------------------------
CASH, at beginning of year                                                                 88                1,280

CASH, at end of period                                                                     25                  200
                                                                            =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                  24                  270

NON-CASH TRANSACTIONS:
   Accounts payable converted to Notes Payable                                            600

                           SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                      USA BROADBAND, INC. AND SUBSIDIARIES

                 NOTES TO THE CONCOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


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


2.      LIQUIDITY AND BASIS OF PRESENTATION:
        The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2002, the Company had a working capital deficit of $9,422,000. The Company's net loss for the three months ended December 31, 2002 was $3,675,000. At December 31, 2002, the Company was in default of the terms of its debt and capital lease obligations.

        The Company's ability to continue as a going concern is dependent upon its ability to raise the capital necessary to successfully implement its business plan, and ultimately to achieve profitable operations. Management's plans in this regard are set forth below.

        As a result of the Company's scheduled acquisition by February 28, 2003, of a significant interest in Cable California S.A. de C.V.("Cable"), the Company's efforts will be concentrated on concession-based cable services in Baja, Mexico (Note 4).

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


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

3.      PROPOSED MERGER WITH LAS AMERICAS BROADBAND, INC.:
        The Company has decided not to close its proposed merger with Las Americas Broadband, Inc. ("LABN"), and instead has negotiated a transaction, which gives it control of Cable (Note 4). Neither the Company nor LABN were able to complete the conditions precedent to the merger.


4.      ACQUISITION OF CABLE CALIFORNIA S.A. DE C.V.
        On January 10, 2003, the Company entered into an asset purchase agreement with Dick Clark International Cable Ventures, Ltd. ("dcicv"), Cable California SA de CV, a Mexican Corporation, Las Americas Broadband, Inc. ("LABN") and Carlos Bustamante, Sr.

        Cable is in the business of developing and marketing cable television services in the Northern Baja California region of Mexico. Cable is managed by LABN and has a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing high-speed Internet, telephone, data and multi-channel cable television to residents and businesses. Cable is constructing a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center, and over 100 miles of cable plant now serving 2,000 customers.

        dcicv owns one hundred percent (100%) of the Class B stock of Cable, which represents forty-nine percent (49%) of the voting stock of Cable and one hundred percent (100%) of Class N stock of Cable, which represents ninety percent (90%) of the economic interest in Cable.

        Under the terms of the agreement, the Company will issue 2,500,000 (two million five hundred thousand) shares of it's common stock to dcicv in exchange for the shares held by dcicv in Cable. Of these shares, 125,000 shares will be held in escrow for 12 months after closing.

        In addition, LABN will transfer to the Company or a subsidiary, the inventory, property, intellectual property, customer lists, receivables, payables, trademarks, contracts, leases, equipment, and other tangible and intangible assets used in the operations and normal course of business of Cable. LABN will also assign to the Company a certain note payable by Cable in favor of LABN, in the amount of $7,000,000 (seven million) and the rights to all future payments owed to it under the note.

        As consideration, the Company will issue 2,250,000 (two million two hundred fifty thousand) shares of it's common stock to LABN. Of these shares, 125,000 shares will be held in escrow for 12 months after closing. The Company will also assume $1,250,000 (one million two hundred fifty thousand dollars) in debt, liabilities, and other financial obligations of Cable and of LABN, specifically related to operations in Mexico as agreed to by the parties.

        The Company will assume LABN's obligations, and receive an assignment of its rights under a certain agreement dated as of September 26, 2002, among LABN, Cable, Carlos Bustamante, Sr. and LABN Mexico, S.A. de C.V.. The Company will also forgive $390,276 (three hundred ninety thousand two hundred seventy six dollars) in debt owed by LABN to the Company under a previous note agreement. A revised balance under the note agreement will be $500,000 (five hundred thousand dollars) and will be extended until June 30, 2003. The revised and amended note shall remain as presently collateralized by assets of LABN, including its cable television system in Tehachapi, California.


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

        Within 5 business days of signing the Company will pay to LABN the sum of $250,000 (two hundred fifty thousand dollars) to be used by LABN to pay certain obligations and liabilities specifically related to Cable.

        The Company will issue 250,000 (two hundred fifty thousand shares) of the Company common stock in the name of Carlos Bustamante, Sr.

Closing of the transaction is scheduled to occur by February 28, 2003.

5.      NOTES PAYABLE:
        In July 2002, a shareholder of the Company advanced $170,000 to the Company under a proposed note arrangement the terms of which are still being negotiated.

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

        As of December 31, 2002, the Company had two unsecured notes payable outstanding in the amount of $150,000 each. The holders of these notes, Theodore Swindells and Paul Moore, each beneficially own over 5% of the Company's common stock. The notes were issued on March 4, 2002, bear interest at the rate of 10% per year and have a due date of October 31, 2002. On October 18, 2002, the Company entered into a new loan agreement with Mr. Swindells, which extended the due date of the note payable to Mr. Swindells under the same terms and conditions as the previous note. The Company is currently in default under the note with Mr. Moore.

6.      STOCKHOLDERS' EQUITY:
        In July 2002, the Company commenced an offering of up to $10,000,000 of common stock. To date they have raised $229,353 in the offering through the sale of 114,676 shares at a price of $2.00 per share. The price per share of the shares sold in the offering, was intended to be at a discount to the market value of the Company's common stock, and may be reduced below $2.00. If the price is reduced, the Company will increase the number of shares to be issued to investors who have already made purchases in the offering.


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

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

        In addition, on September 15, 2002, the Company issued a warrant to RTX for 100,000 common shares for financial advisory services for the next year. The exercise price is $1.50 per share.

        In September 2002, the Company agreed to issue 30,000 common shares to The Research Works as consideration for research services. In addition, in September 2002 we issued to Corporate Capital Management warrants to purchase 300,000 shares of our common stock in consideration for financial advisory services.

        In October 2002, the company issued a total of 21,843 share of it's common stock to three individuals. The shares were sold at a price of $1.60 per share and the Company raised a total of $39,950 from the transactions.

7.      ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:
        During the six months ended December 31, 2002 the Company decided to change its business strategy to focus on providing video, data and internet service in the state of California and in the Northern Baja region of Mexico. As a result of this change in strategy, the Company plans to sell its assets in regions outside of California and the Northern Baja region of Mexico.

        The related assets to be sold have been reclassified as Assets Held for Sale as of December 31, 2002 at the lower of carrying amount or net realizable value, and the results of operations for the three & six months ended December 31, 2002 have been presented as discontinued operations. Revenues from discontinued operations for the three and six months ended December 31, 2002 were $602,000 and $ 1,106,000 respectively.

8.      SALE OF ASSETS:
        On December 23, 2002 USA Broadband, Inc. (USAB) through a wholly owned subsidiary Cable Concepts, Inc. (CCI) entered into a contract for the sale of certain Rights of Entry Agreements (ROE's) to Digital Service, Inc. (DSI). The transaction was effective as of December 1, 2002, and covered 55 cable properties in several states with approximately 1,900 subscribers.

        The aggregate purchase price is $1,685,268, which is comprised primarily of debt assumption by DSI. DSI assumed the USAB note payable to Pacifica Bank in the amount of $1,592,378 and assumed a credit card debt in the amount of $14,471. Other debt assumed included accounts payable in the amount of $78,419.

        In addition, CCI transferred a property in Washington to DSI in exchange for the assumption of a debt owed by CCI to a third party in the amount of $120,732.

9.      SUBSEQUENT EVENTS:
        On January 3, 2002 The Company obtained a bridge loan from a firm in the amount of $200,000. The note bears interest at 18% and is due June 30, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2007.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

        On February 3, 2002 The Company obtained a bridge loan from a firm in the amount of $50,000. The note bears interest at 18% and is due June 30, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2007.

        On February 3, 2002 The Company obtained a bridge loan from a firm in the amount of $12,500. The note bears interest at 18% and is due June 30, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 6,250 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2007.

        In January, 2003, the Company advanced $250,000 to LABN as part of the acquisition of Cable (Note 4).

        The Company has a bank line of credit in the amount of $100,000, which expires in January 2003. This line of credit bears interest at the prime rate, which as of December 31, 2002 was 4.25%. The line was extended to March 31, 2003 and a principal payment in the amount of $10,000 was made on February 21, 2003.

        In January 2003, the Company closed its previously disclosed sale of several cable properties in North Dakota, which had a total of 129 basic subscribers. The sale was for a total of $128,912 and the net proceeds were used to pay down bank debt. In addition, the Company sold a small bulk property located in Memphis for $33,000 and the proceeds went towards working capital.



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITION OF ASSETS OF CABLE CALIFORNIA S.A. DE C.V.

         On April 23, 2002, we entered into a definitive merger agreement with Las Americas Broadband, Inc. under which Las Americas would merge with and into us, with Las Americas' shareholders receiving approximately .125 shares of our common stock for each share of Las Americas' common stock. Las Americas develops and operates cable television systems and broadband networks for video, data, and Internet.

         We have decided not to close our proposed merger with Las Americas Broadband, Inc. and instead have negotiated a transaction, which gives us an interest in Cable California S.A. de C.V. ("Cable California"). Neither we nor Las Americas were able to complete the conditions precedent to the merger.

         On January 10, 2003, we entered into an asset purchase agreement with Dick Clark International Cable Ventures, Ltd. ("DCICV"), Cable California SA de CV, a Mexican Corporation, Las Americas Broadband, Inc. ("LABN") and Carlos Bustamante, Sr.

         Cable California is in the business of developing and marketing cable television services in the Northern Baja California region of Mexico. Cable California is managed by LABN and has a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing high-speed Internet, telephone, data and multi-channel cable television to residents and businesses. Cable California is constructing a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center, and over 100 miles of cable plant now serving 2,000 customers.

         DCICV owns one hundred percent (100%) of the Class B stock of Cable California, which represents forty-nine percent (49%) of the voting stock of Cable California and one hundred percent (100%) of Class N stock of Cable California, which represents 90% of the economic interest in Cable California.

         Under the terms of the asset purchase agreement, we will issue 2,500,000 shares of its common stock to DCICV in exchange for the shares held by DCICV in Cable California. Of these shares, 125,000 shares will be held in escrow for 12 months after closing.

         The asset purchase agreement also provides that LABN will transfer to us, or a subsidiary, the inventory, property, intellectual property, customer lists, receivables, payables, trademarks, contracts, leases, equipment, and other tangible and intangible assets used in the operations and normal course of business of Cable California. LABN will also assign to us a note payable by Cable California in favor of LABN, in the amount of $7,000,000 and the rights to all future payments owed to it under the note.

         As consideration for the asset purchase, we will issue 2,250,000 shares of our common stock to LABN. Of these shares, 125,000 shares will be held in escrow for 12 months after closing. We will also assume $1,250,000 in debt, liabilities, and other financial obligations of Cable California and of LABN, specifically related to operations in Mexico, as agreed to by the parties.

         Under the Asset purchase agreement, we will assume LABN's obligations, and receive an assignment of its rights under an agreement dated as of September 26, 2002, among LABN, Cable California, Carlos Bustamante, Sr. and LABN Mexico, S.A. de C.V. We will also forgive $390,276 in debt owed by LABN to us under a previous note agreement. A revised balance under the note agreement will be $500,000, and the note and will be extended until June 30, 2003. The revised and amended note will remain as presently collateralized by assets of LABN, including its cable television system in Tehachapi, California.

         We agreed that within five business days of signing the asset purchase agreement we would pay LABN the sum of $250,000, to be used by LABN to pay certain obligations and liabilities specifically related to Cable California. We paid this amount in January 2003. We will issue 250,000 of our common stock in the name of Carlos Bustamante, Sr. Closing of the transaction is expected to occur before February 28, 2003.

         After the asset purchase of Cable California, we will continue to manage the approximately 3,600 MDU subscribers we presently serve in California. Las Americas founder Richard G. Lubic, a thirty-year cable veteran, will serve as our Chairman. We also are moving our headquarters to Coronado, California.

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

RESULTS OF OPERATIONS

         The following table sets forth our selected operations data for the six-month periods ended December 31, 2002 and December 31, 2001. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-QSB.

SELECTED FINANCIAL DATA FOR USA BROADBAND, INC.

                                                                                                         % Change from
                                                                                                          December 31,
                                    Six Months Ended                    Six Months Ended                     2001 to
                                      December 31,          % of          December 31,         % of       December 31,
                                         2002             Revenues            2001           Revenues         2002
                                    ----------------      --------      ----------------     --------     ------------
Revenues                                 $   344             100%            $ 1,209            100%          -71.5%

Cost of Revenues                             230            66.9%                706           58.4%          -67.4%

Gross Profit                                 114            33.1%                503           41.6%          -77.3%

Selling, General &                         2,804           815.1%              4,929          407.7%          -43.1%
    Administrative Expenses

Depreciation                                 365           106.1%                253           20.9%           44.3%

Total Operating Expenses                   2,449           711.9%              5,182          428.6%          -52.7%

Loss from Continuing Operations          $(2,663)         (774.1)%           $(4,891)        (404.6)%         -45.6%

COMPARISON OF SIX-MONTH PERIOD ENDED DECEMBER 31, 2002 TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2001

         The decline in our revenue for the six months ended December 31, 2002 from the six months ended December 31, 2001 is the result of several factors. First, in the past year we have sold ROE agreements governing many of our properties and had some of our lease contracts terminated. We also changed our business strategy to focus on providing video, data and internet service in the State of California and in the Northern Baja region of Mexico. As a result of this change in strategy all of our revenue derived from assets outside of California or the Baja region of Mexico has been presented as discontinued operations and not as revenue. Our cost of revenues also declined as the result of the reduction in the number of subscribers served.

         Our selling, general and administrative expenses were lower for the six months ended December 31, 2002 than for the comparable period in 2001 because we reduced personnel and staff as a result of the change in our business focus. We also closed one of our office facilities in the State of Washington.

         On November 29, 2002, we entered into an agreement in principle with Direct Services Inc. ("DSI"), a Washington corporation, to exchange debt for subscribers. This agreement was subsequently modified on December 19, 2002 to reflect a reduction in number of subscribers. Under the modified agreement, we exchanged the right to serve approximately 1,800 subscribers located in Texas, Arizona, Louisiana, and a small number of subscribers in Sacramento, California, in exchange for an assumption of $1,685,000 in our debt, including the note payable with a principal balance of $1,543,000. In addition to eliminating $1,685,000 in liabilities from our balance sheet, we believe that this transaction will reduce operating deficits at our operating subsidiary, Cable Concepts, Inc., and allow us to focus on California operations.

                                                                                                            % Change from
                                      Three Months                                                          December 31,
                                          Ended                        Three Months Ended                      2001 to
                                      December 31,        % of             December 31,        % of         December 31,
                                          2002          Revenues              2001           Revenues           2002
                                     --------------     --------       ------------------    --------       ------------
Revenues                                  $  179            100%              $ 499            100%           -64.1%

Cost of Revenues                             141           78.8%                245           49.1%           -42.5%

Gross Profit                                  38           21.2%                254           50.9%           -85.0%

Selling, General &                         1,182          660.3%              1,870          374.8%           -36.8%
    Administrative Expenses

Depreciation                                 272          152.0%                 69           13.8%           294.2%

Total Operating Expenses                   1,454          812.3%              1,939          388.6%           -25.0%

Loss from Continuing Operations          $(1,609)        (898.9)%           $(1,800)        (360.7)%          -10.6%

COMPARISON OF THREE-MONTH PERIOD ENDED DECEMBER 31, 2002 TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2001

         The decline in our revenue for the three months ended December 31, 2002 from the three months ended December 31, 2001 is the result of several factors. First, in the past year we have sold ROE agreements governing many of our properties and had some of our lease contracts terminated. We also changed our business strategy to focus on providing video, data and internet service in the State of California and in the Northern Baja region of Mexico. As a result of this change in strategy all of our revenue derived from assets outside of California or the Baja region of Mexico has been presented as discontinued operations and not as revenue. Our cost of revenues also declined as the result of the reduction in the number of subscribers served.

         Our selling, general and administrative expenses were lower for the three months ended December 31, 2002 than for the comparable period in 2001 because we reduced personnel and staff as a result of the change in our business focus. We also closed one of our office facilities in the State of Washington.

         During the three months ending December 31, 2002 we received notices of default from a number of property owners due to non-payment of franchise fees. Due to our continuing severe liquidity problem, a total of 15 properties were lost when the property owners switched to new providers. As a result the we had to write off approximately $1,400,000 of net asset value related to these properties. To date for the six months ending December 31, 2002, we have lost a total of 28 properties, resulting in asset write-offs exceeding $2,900,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements are presented on a going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2002, we had a working capital deficit of approximately $9,163,000. Our ability to continue as a going concern depends on our ability to raise the capital necessary to successfully implement our business plan and ultimately achieve profitable operations. During the three-month period ended December 31, 2002, we continued to implement cost-cutting measures designed to increase operational efficiency, focus the geographic concentration of our operations and dispose of assets that are not consistent with our plan, either from a geographic or operational perspective. We intend to use the proceeds of asset sales to repay debt and other obligations, and to reinvest the remaining net proceeds, if any, in existing or new assets.

         During the three-month period ended December 31, 2002, we sold contracts under which we received a fee from property owners to provide video services using equipment owned by the property owner. Under the terms of the sale the purchaser assumed various debt of ours in the amount of $1,685,000.

         In recent periods, we have had limited access to investment capital to support working capital deficits or to expand existing operations. Consequently, the financial conditions of our operating subsidiaries deteriorated in the three months ended December 31, 2002 and have continued to deteriorate since then. We have been focused on negotiations with prospective lenders and investors as we seek to refinance all outstanding loans and liabilities in order to provide working capital. These negotiations are continuing. We require working capital for existing operations pending their sale or disposition and in connection with the purchase of assets of Cable California.

         We also have a bank line of credit in the amount of $100,000, which originally expired in January 2003. This line of credit bears interest at the prime rate, which as of December 31, 2002 was 4.25%. The line was extended to March 31, 2003 and a principal payment in the amount of $10,000 was made on February 21, 2003.

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

         As of December 31, 2002, we had two unsecured notes payable outstanding in the amount of $150,000 each. In addition we owed approximately $25,000 in accrued interest on these notes at December 31, 2002. The holders of these notes, Theodore Swindells and Paul Moore, each beneficially own over 5% of our common stock. The notes were issued on March 4, 2002, bear interest at the rate of 10% per year and have a due date of October 31, 2002. On October 18, 2002, we entered into a new loan agreement with Mr. Swindells, which extended the due date of his note payable under the same terms and conditions as the previous note. In consideration of the note extension we assigned service and access agreements to certain properties as a security interest.

         As of December 31, 2002, we had a note payable to a bank in the amount of approximately $1,477,000 which matures in April 2004 and which bears interest at a annual rate equal to prime plus two hundred basis points, or 6.25% as of December 31, 2002. This debt is secured by all of our assets and, in addition, a $500,000 certificate of deposit. We are in default under the loan agreement relating to the note payable and are seeking a waiver of some of the agreements' covenants from the bank.

         As of December 31, 2002, we had a note payable to a vendor in the amount of approximately $225,000. Principal and interest, at 18%, on this note are due in monthly installments with the final payment due March 2003. The payments due under the note are past due and we are currently in default under the note agreement.

         As of December 31, 2002, we owed a total of approximately $1,213,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of our directors, has an interest. Of this $1,213,000, $832,000 is due under a promissory note held by Geneva Associates Merchant Banking Partners, consisting of the $750,000 principal value of the note and $109,000 in accrued interest. This note was due in October 2002 and bears interest at the rate of 14%. We are currently in default under this note. The remaining $354,000 owed to Geneva Associates Merchant Banking Partners is due under a reimbursement agreement under which Geneva Associates Merchant Banking Partners, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit we have with the bank. Of this $354,000, $300,000 represents the principal owed under the agreement, $24,000 represents accrued and unpaid interest, and $30,000 represents an unpaid 10% fee in connection with the issuance of the letter of credit. The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year. We are currently in default under the reimbursement agreement.

         The following table sets forth information regarding our contractual obligations as of December 31, 2002 and the periods in which payments are due.

Contractual Obligations                                              Payments Due By Period
-----------------------                                              ----------------------
                                              Less than                                    After 5
                                              One Year       1-3 Years      4-5 Years       Years         Total
                                              --------       ---------      ---------       -----         -----
Lines of Credit and Notes Payable            $4,807,622          0              0             0        $4,807,622

Capital Lease Obligations                       437,986          0              0             0           437,986

Operating Lease Obligations                           _          _              _             _                 _

Total Contractual Cash Obligations           $5,245,608                                                $5,245,608
                                             ==========                                                ==========

         In addition to the above obligations, we may have an obligation under an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated. Before the quarter ended December 31, 2002, we decided not to complete the purchase of the rights for some of the properties, located in Texas, included in this asset purchase agreement. We believe that Verizon Media Ventures and GTE Southwest are attempting to sell the properties in question to third parties, and that these entities may seek to collect from us any difference between the price we agreed to pay and the prices received in connection with these sales to third parties. We have also signed a performance guarantee in the amount of $250,000 with regard to the asset purchase agreement. This guarantee is in the form of a deposit note bearing an interest rate of 19% which will become payable if we fail to perform under the agreement. Verizon Media Ventures and GTE Southwest may seek to hold us liable for the amount of the performance guarantee. Neither entity has made any claim against us as a result of our decision not to purchase the rights for the properties in question.

         In September, 2002, we issued a promissory note for $600,000 to our outside counsel in connection with unpaid legal fees. This promissory note is secured by all of the assets of USAB Video Corp. II, Inc., one of our subsidiaries.

         Between October 30, 2002 and November 5, 2002, we issued three bridge notes in the total amount of $540,254 to two of our shareholders and a firm. The holder of the $500,000 bridge note is Theodore Swindells, who beneficially owns over 5% of our common stock. In connection with the bridge loans evidenced by these notes, we issued to the investors warrants to purchase a total of 270,127 shares of our common stock at an exercise price of $1.00 per share. Each of the bridge notes bears interest at 18% and is due on June 30, 2003, or on the date we receive permanent financing in the amount of at least $3,000,000, if earlier. If we obtain permanent financing, each note holder has the right to convert all, but not part, of the principal amount and accrued interest on their note into shares of our common stock or preferred stock in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment is overdue, each note holder will receive 10,000 warrants per $100,000 in principal under the note, or pro-rata portion thereof, with a strike price of the lower of $1.00 or the average bid price for our common stock for the 20 trading days preceding issuance of warrants.

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

CASH FLOWS FROM OPERATING ACTIVITIES

         Our operations utilized net cash of approximately $1,044,000 for the six-month period ended December 31, 2002. The use of cash was related primarily to funding the net losses from our operations, reduced by adjustments for non-cash expenses such as depreciation and loss on disposal of fixed assets and an increase in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

         During the six-month period ended December 31, 2002, investing activities resulted in a reduction of cash of approximately $240,000. This was a result of advances to Las Americas in connection with our proposed merger. An affiliate advanced an additional $170,000 to Las Americas on our behalf. This amount is included in accounts payable. We have decided not to proceed with this merger, and instead have entered into an asset purchase agreement with a related entity. See the information under the caption "Acquisition of Assets of Cable California S.A. de C.V."

CASH FLOWS FROM FINANCING ACTIVITIES

         During the six-month period ended December 31, 2002, financing activities generated approximately $1,221,000. This resulted primarily from proceeds from the sale of stock and from long-term borrowings, offset by reductions in principal payments on long-term debt and capital lease obligations.

SUBSEQUENT EVENTS

         Between January 3, 2003 and February 3, 2003, we issued three bridge notes in the total amount of $262,500 to a shareholder and two individuals. The holder of a $12,500 bridge note is Paul Moore, who beneficially owns over 5% of our common stock. In connection with the bridge loans evidenced by these notes, we issued to the investors warrants to purchase a total of 131,250 shares of our common stock at an exercise price of $1.00 per share. Each of the bridge notes bears interest at 18% and is due on June 30, 2003, or on the date we receive permanent financing in the amount of at least $3,000,000, if earlier. If we obtain permanent financing, each note holder has the right to convert all, but not part, of the principal amount and accrued interest on his note into shares of our common stock or preferred stock in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment is overdue, each note holder will receive 10,000 warrants per $100,000 in principal under the note, or pro-rata portion thereof, with a strike price of the lower of $1.00 or the average bid price for our common stock for the 20 trading days preceding issuance of warrants.

         On January 10, 2003, we entered into an asset purchase agreement with Dick Clark International Cable Ventures, Ltd., Cable California SA de CV, a Mexican Corporation, Las Americas Broadband, Inc. and Carlos Bustamante, Sr. See the information under the caption "Acquisition of Assets of Cable California S.A. de C.V."

         We have a bank line of credit in the amount of $100,000, which expired in January 2003. This line of credit bears interest at the prime rate, which as of December 31, 2002 was 4.75%. The line was extended to March 31, 2003 and a principal payment in the amount of $10,000 was made on February 21, 2003.

         In January 2003, we closed our previously-disclosed sale of several cable properties in North Dakota, which had a total of 129 basic subscribers. The sale was for a total of $128,912 and a portion of the proceeds were used to pay down bank debt. Also in January 2003, we sold a small bulk property located in Memphis for $33,000 and used the proceeds for working capital.

         The agreement relating to our acquisition of Cable Concepts on July 16, 2001, called for a potential downward adjustment to the purchase price based on the amount of Cable Concepts' accounts payable and other obligations as of the effective date. Accordingly, some of the shares we issued in consideration for the merger were placed in escrow, and were not to be released unless it was determined that a downward adjustment was not appropriate.

         We conducted an analysis of the liabilities of Cable Concepts as of July 16, 2001, which indicated that a downward adjustment is appropriate, and that a portion of the shares of our common stock in escrow should revert back to us rather than being released to the former shareholders of Cable Concepts. Our review indicates that a total of 940,393 shares of our common stock and 206,571 shares of our Series C Preferred Stock should revert back to us.

         In October 2002, a draft of our finding was sent to one of the representatives of the former owners of Cable Concepts. In February 2003, the final draft of our findings, completed on January 27th, was sent to all three representatives of the former owners of Cable Concepts, notifying them of our findings, and instructions were issued to the escrow agent to withhold distribution of these shares pending a resolution of the issue.

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

         In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to us.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption. This is known as the

"prospective method." The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented ("retroactive restatement method") or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards ("modified prospective method"). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options. Therefore, we do not intend to adopt the transition requirements as specified in SFAS 148.

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

         The market price of our common stock is expected to be volatile for the foreseeable future. Factors such as quarterly fluctuations in results of operations, the announcement of new contracts or changes in either earnings estimates or investment recommendations by stock market analysts, among others, may cause the market price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations, which may continue for the foreseeable future. These broad market and industry fluctuations may adversely affect the market price of our common stock. Further, a share of our common stock currently falls within the SEC's definition of a "penny stock." The SEC has special disclosure requirements, which broker-dealers must follow for most transactions in penny stocks. In addition, many broker-dealers will not deal in penny stocks. These factors may further limit the market for our common stock.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ANY INVESTMENT IN SECURITIES OUTSTANDING FROM TIME TO TIME

         We have incurred significant indebtedness and may incur significant additional amounts of indebtedness in acquiring other assets or companies. Our operations do not provide enough cash to service our indebtedness. Our indebtedness could have important consequences. For example, it could:

              o  make it more difficult for us to pay our obligations;
              o increase our vulnerability to general adverse economic and industry conditions;
              o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other activities;

              o limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
              o place us at a competitive disadvantage compared to our competitors that have less debt.

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

A CHANGE OF CONTROL MAY BE DIFFICULT

         Our certificate of incorporation contains, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Delaware law, which affect merger, and other change of control transactions. These provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving us that our stockholders may consider to be in their best interests.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

         As of January 31, 2003, a total of over 10 million shares of our common stock were issuable on exercise of options or warrants previously issued by us or on conversion of outstanding preferred stock or reserved for issuance under a stock grant plan approved by our board of directors in June 2002. Sales or the expectation of sales of a substantial number of shares of our common stock, including shares issuable upon exercise or conversion of outstanding options, warrants or preferred stock, likely would have an adverse effect on the prevailing trading price of our common stock.

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

OUR FUTURE PROFITABILITY IS DEPENDENT ON THE INTRODUCTION AND ACCEPTANCE OF OUR BROADBAND AND OTHER ONLINE SERVICES IN GENERAL AND THE INTEGRATION OF CABLE CALIFORNIA AND EXECUTION OF ITS BUSINESS PLAN IN PARTICULAR.

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

         We intend to complete the acquisition of Cable California shortly after the filing of this report, and in order to achieve profitability we are dependent on our ability, to execute the Company's business plan calling for, among other things, an expansion into Northern Mexico.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Based on the evaluation by Mr. Grant Miller, who is both our principal executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Miller concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses in our disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls after the evaluation date and (iii) no corrective actions were required to be taken. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of this evaluation of the controls. We continue to monitor our controls and procedures on an on-going basis and will make any adjustments necessary to produce effective disclosure.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are involved in various proceedings and subject to various claims as described in our Transition Report on Form 10-KSB for the transition period ended June 30, 2002, and our Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2002. This report describes only proceedings instituted or claims arising during or subsequent to the quarter ended December 31, 2002, or material events that occurred during or subsequent to the quarter in connection with previously-reported proceedings or claims.

         On August 16, 2002, L.A. Commercial Group, Inc., which does business under the name Continental Commercial Group, filed a lawsuit against Cable Concepts, Inc., seeking a judgment in the amount of approximately $62,000 for money allegedly owed to the plaintiff for television programming. On October 24, 2002, the plaintiff made a request for entry of default and entry of judgment in the amount of approximately $67,000, which includes the money allegedly owed, plus interest, costs and attorneys' fees. Judgment was served upon us in February 2003.

         In early February 2003, we received an eviction notice from our landlord, Knobb Family Trust, due to non-payment of past due rents and common area maintenance charges. We owe rent and maintenance charges from October 2002 and the arrearage amounts to $25,996. On February 12, 2003, Federal Express Corp. filed a complaint against Direct Digital for past due services, interest and fees. The amount sought in the complaint is $30,000.

ITEM 2 - CHANGES IN SECURITIES

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

         In October 2002, we issued a total of 21,843 share of our common stock to three individuals. The shares were sold at a price of $1.60 per share and we raised a total of $39,950 from the transactions.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

         As of December 31, 2002, we are in default on both principal and interest of a note payable to a bank in the amount of approximately $1,477,000. The note matures in April 2004 and we are currently seeking a waiver of some of the note's provisions. There is no guarantee that we will obtain a waiver.

         We are also in default to Geneva Associates Merchant Banking Partners for both principal and interest due on notes totaling approximately $1,213,000. As of December 31, 2002, we have yet to make a payment of either principal or interest on our obligations to the entity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits List

        NUMBER                                   DESCRIPTION OF DOCUMENT
        ------                                   -----------------------
         99.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002.

         99.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2003                  USA BROADBAND, INC.


                                          By: /s/ Grant Miller
                                              ----------------------------------
                                              Its:  Principal Executive Officer

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

         4. USA Broadband, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for USA Broadband, Inc. and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to USA Broadband, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of USA Broadband, Inc.'s disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. USA Broadband, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to USA Broadband, Inc.'s auditors and the audit committee of USA Broadband, Inc.'s board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect USA Broadband, Inc.'s ability to record, process, summarize and report financial data and have identified for USA Broadband, Inc.'s auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in USA Broadband, Inc.'s internal controls; and

         6. USA Broadband, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003                /s/  GRANT MILLER
                                       -----------------------------------------
                                       Grant Miller, PRINCIPAL EXECUTIVE OFFICER
                                       AND CHIEF FINANCIAL OFFICER