Form 10QSB
period 2003-03-31
USA BROADBAND INC
filed 2003-05-20
CIK 1105947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 000-29433

USA BROADBAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1592698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1111 Orange Avenue Coronado, California	92118
(Address of Principal Executive Offices)	(Zip Code)

(619) 435-2929
(Issuer's telephone number, including area code)

(Former Name, Former Address, and Former
Fiscal Year if Changed Since Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The issuer had 11,552,329 shares of common stock outstanding as of May 1, 2003.

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

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our transition report on Form 10-KSB for the transition period ending June 30, 2002. These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$000s

ASSETS

	March 31, 2003	June 30, 2002
	(Unaudited)
CURRENT ASSETS:
Cash	$26	$88
Restricted cash	—	500
Accounts receivable, net	97	171
Prepaid expenses and other current assets	9	15

Total current assets	132	774
PROPERTY AND EQUIPMENT:
Cable properties	2,894	9,831
Cable equipment	688	975
Leasehold improvements	2	2
Furniture and equipment	34	34
Computer software and equipment	113	113
Vehicles	7	7

	3,738	10,962
Less accumulated depreciation	(1,008)	(1,472)

Net property and equipment	2,730	9,490
NOTE RECEIVABLE	418	504
ASSETS HELD FOR SALE, NET	730	925
OTHER ASSETS
Investment in Cable California	6,781	—
Receivable from Cable California	36	—
Deferred financing costs	53	87

TOTAL ASSETS	$10,880	$11,780

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

$000s

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31, 2003	June 30, 2002
	(Unaudited)
CURRENT LIABILITIES:
Line-of-credit	$92	$100
Current portion of long-term debt and capital lease obligations	2,754	5,096
Accounts payable	3,800	4,036
Notes Payable to Shareholders	1,757	—
Notes Payable	334	—
Accrued liabilities	944	735
Deferred revenues	155	11

Total current liabilities	9,836	9,978
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	—	—
DEFERRED REVENUES	73	457
OTHER LIABILITIES
Other	—	15
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; 3,873,015 outstanding, liquidation preference of $5,844,000	5,550	5,550
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $2,809,000	2,391	2,391
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding liquidation preference of $7,875,000	7,875	7,875
Common stock, $.001 par value; 100,000,000 shares authorized; 11,522,329 and 6,299,000 outstanding	12	6
Additional paid in capital	13,853	6,790
Accumulated deficit	(28,710)	(21,282)

Total stockholders' equity	971	1,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,880	$11,780

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

$                  000s

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$296	683	670	2,512
COST OF REVENUES	89	165	322	999

Gross profit	207	518	348	1,513
OPERATING EXPENSES:
Selling, general and administrative	856	1,762	2,940	7,938
Depreciation	177	361	542	1,204
Amortization	22		22

Total operating expenses	1,055	2,123	3,504	9,142

Loss from operations	(848)	(1,605)	(3,156)	(7,629)
OTHER INCOME (EXPENSE):
Interest expense, net	(221)	(138)	(574)	(380)
Other income(expense), net	(87)	—	(62)	58
Equity in earnings of Cable California	53		53

Net Loss from Continuing Operations	(1,103)	(1,743)	(3,739)	(7,951)
Discontinued Operations (Note 5)
Income (loss) from discontinued operations	27	209	554	570
Income (loss) from disposal of assets	(258)	—	(4,242)	—

NET LOSS	(1,334)	(1,534)	(7,427)	(7,381)

ACCRUED CUMULATIVE PREFERRED STOCK DIVIDENDS	(116)	(198)	(348)	(564)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,450)	(1,732)	(7,775)	(7,945)

NET LOSS PER COMMON SHARE	$(0.14)	(0.36)	(1.02)	(1.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,126,000	4,800,000	7,660,000	4,553,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

$000s

	For the Nine Months Ended March 31, 2003	For the Nine Months Ended March 31, 2002
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Loss	$(7,427)	(7,381)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	564	1,204
Loss on disposal of fixed assets	4,264	1,209
Amortization of deferred financing costs	33	784
Stock based compensation		431
Allowance for bad debt		115
Stock and warrants issued		310
Interest
Gain on sale of assets		(124)
Amortization of note discount	76	96
Changes in operating assets and liabilities:
Accounts receivable	39	(4)
Accounts Payable	193	1,060
Accrued liabilities	209	346
Deferred revenues	(101)	(152)
Other liabilities	446	(86)
Other Assets		(119)

Net cash used in operating activities	(1,704)	(2,311)

INVESTING ACTIVITIES:
Advances to DDC prior to acquisition, net of cash acquired		(173)
Property disposed	145
Purchases of property and equipment		(686)
Advances to Las Americas	(240)
Net proceeds from sale of assets	268	291
Acquisition costs		(343)
(Increase) decrease in restricted cash	506	(500)
Payment of life insurance premiums		(3)

Net cash used in investing activities	679	(1,414)

FINANCING ACITIVITES:
Net proceeds from issuance of common stock		2,447
Payments on line of credit	(10)	(487)
Principal payments on current portion of long-term debt	(737)	(537)
Net proceeds from long-term debt and capital lease obligations		600
Borrowing of notes payable	1,810	475
Payments on notes payable	(100)
Proceeds from exercise of warrants		4

Net cash provided by financing activities	963	2,502

NET INCREASE (DECREASE) IN CASH	(62)	(1,223)

CASH, at beginning of year	88	1,280
CASH, at end of period	$26	57

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		121
NON-CASH TRANSACTIONS:
Accounts payable converted to Notes Payable	600
Investment in Cable California	(6,781)
Issuance of common stock in relation to investment in Cable California	6,306
Note receivable forgiven in acquisition	500
Discount on Notes Payable	(554)

See accompanying notes to these financial statements.

1.     INTERIM FINANCIAL INFORMATION:

        The accompanying interim financial statements are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods presented are not necessarily indicative of those to be expected for the fiscal year.

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

  STOCK OPTIONS

        The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of our common stock over the option exercise price on the day of grant. All options of the Company are granted at amounts equal to or higher than the fair value of our stock so no compensation expense is recorded.

        Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002
Risk-free interest rate	2.78% - 3.29%	4.65% - 5.21%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Expected volatility	122% - 138%	122%

        To estimate option lives for this valuation, it was assumed option would be exercised one year after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is shown as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the assumed volatility factor—the greater the volatility, the higher the computed fair value of options granted.

        The total fair value of options granted was computed to be approximately $825,000 and $559,000 for the quarters ended March 31, 2003 and 2002 respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required.

	Three Months ended March 31,
	2003	2002
Net loss, as reported	$1,450,000	1,732,000
Pro forma stock compensation expense, Net of tax benefit	825,000	559,000

Pro forma net loss	$2,275,000	2,291,000

Net loss per share, basic:
As reported	$0.14	0.36
Pro forma stock compensation expense	0.08	0.12

Pro forma	$0.22	$.48

2.     LIQUIDITY AND BASIS OF PRESENTATION:

        The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2003, the Company had a working capital deficit of $9,704,000. The Company's net loss for the three months ended March 31, 2003 was $1,450,000 applicable to common shareholders. At March 31, 2003, the Company was in default of the terms of its debt and capital lease obligations.

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

4.     ACQUISITION OF CABLE CALIFORNIA S.A. DE C.V.

        On January 10, 2003, the Company entered into an asset purchase agreement with Dick Clark International Cable Ventures, Ltd. ("dcicv"), Cable California S.A. de C.V, a Mexican Corporation, Las Americas Broadband, Inc.("LABN") and Carlos Bustamante, Sr.

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

        dcicv owns one hundred percent (100%) of the Class B stock of Cable, which represents forty-nine percent (49%) of the voting stock of Cable.

        Under the terms of the agreement, the Company issued 2,500,000 (two million five hundred thousand) shares of its common stock to dcicv in exchange for the shares held by dcicv in Cable. Of these shares, 125,000 shares will be held in escrow for 12 months after closing.

        In addition, LABN transferred to the Company or a subsidiary, the inventory, property, intellectual property, customer lists, receivables, payables, trademarks, contracts, leases, equipment, and other tangible and intangible assets used in the operations and normal course of business of Cable. LABN assigned to the Company a certain note payable by Cable in favor of LABN, in the amount of $7,000,000 and the rights to all future payments owed to it under the note.

        As consideration, the Company issued 2,250,000 shares of its common stock to LABN. Of these shares, 125,000 shares will be held in escrow for 12 months after closing. The Company assumed $1,250,000 in debt, liabilities, and other financial obligations of Cable and of LABN, specifically related to operations in Mexico as agreed to by the parties.

        The Company assumed LABN's obligations, and received an assignment of its rights under a certain agreement dated as of September 26, 2002, among LABN, Cable, Carlos Bustamante, Sr. and LABN Mexico, S.A. de C.V. The Company reduced the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000. The current revised balance under the note agreement is $492,000 including accrued interest and will be extended until June 30, 2003. The revised and amended note is collateralized by assets of LABN, including its cable television system in Tehachapi, California.

        The Company also paid to LABN the sum of $250,000 which was used by LABN to pay certain obligations and liabilities specifically related to Cable.

        The Company issued 250,000 shares of the Company common stock in the name of Carlos Bustamante, Sr.

        The company closed this purchase agreement on March 7, 2003.

5.     NOTES PAYABLE:

        In July 2002, a shareholder of the Company advanced $170,000 to the Company under a proposed note arrangement, the terms of which are still being negotiated.

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

        On January 22, 2003 the Company obtained a bridge loan from a firm in the amount of $200,000 the note bears interest at 18% and is due July 31, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2008.

        On January 27, 2003 The Company obtained a bridge loan from an individual in the amount of $50,000 the note bears interest at 18% and is due July 31, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2008.

        On February 25, 2003 The Company obtained a bridge loan from a shareholder in the amount of $100,000 the note bears interest at 18% and is due August 31, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2008.

        On March 11, 2003 The Company obtained a bridge loan from an individual in the amount of $400,000 the note bears interest at 18% and is due August 31, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $.80 per share expiring in 2008.

        On March 13, 2003 The Company obtained a bridge loan from an individual in the amount of $100,000 the note bears interest at 18% and is due September 31, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $.80 per share expiring in 2008.

        As of March 31, 2003, the Company had two unsecured notes payable outstanding in the amount of $150,000 each. The holders of these notes, Theodore Swindles and Paul Moore, each beneficially own over 5% of the Company's common stock. The notes were issued on March 4, 2002, bear interest at the rate of 10% per year and have a due date of October 31, 2002. On October 18, 2002, the Company entered into a new loan agreement with Mr. Swindells, which extended the due date of the note payable to Mr. Swindells under the same terms and conditions as the previous note. The Company is currently in default under the note with Mr. Moore.

6.     STOCKHOLDERS' EQUITY:

        In July 2002, the Company commenced an offering of up to $10,000,000 of common stock. To date it has raised $229,353 in the offering through the sale of 114,676 shares at a price of $2.00 per share. The price per share of the shares sold in the offering was intended to be at a discount to the market value of the Company's common stock, and may be reduced below $2.00. If the price is reduced, the Company will increase the number of shares to be issued to investors who have already made purchases in the offering.

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

        In October 2002, the Company issued a total of 21,843 shares of its common stock to three individuals. The shares were sold at a price of $1.60 per share and the Company raised a total of $39,950 from the transactions.

        In January 2003, the Company issued a total of 5,000,000 shares of its common stock in connection with the purchase of Cable California. The shares were valued at $1.20 per share in this non-cash transaction.

7.     ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

        During the nine months ended March 31, 2003 the Company decided to change its business strategy to focus on providing video, data and internet service in the state of California and in the Northern Baja region of Mexico. As a result of this change in strategy, the Company plans to sell its assets in regions outside of California and the Northern Baja region of Mexico.

        The related assets to be sold have been reclassified as Assets Held for Sale as of March 31 ,2003 at the lower of carrying amount or net realizable value, and the results of operations for the three & nine months ended March 31, 2002 have been presented as discontinued operations. Revenues from discontinued operations for the three and nine months ended March 31, 2002 were $209,000 and $380,000 respectively.

8.     SALE OF ASSETS:

        In January 2003, the Company closed its previously disclosed sale of several cable properties in North Dakota, which had a total of 129 basic subscribers. The sale was for a total of $128,912 and the net proceeds were used to pay down bank debt. In addition, the Company sold a small bulk property located in Memphis for $33,000 and the proceeds went towards working capital.

9.     SUBSEQUENT EVENTS:

Sale of LABN Note:

        On April 1, 2003 USAB completed a sale of the LABN note. A firm purchased the note for $500,000. The note assigns the security interest of all of the assets of Las Americas Broadband that was held by the Company. Interest on the note is for one year at 15%. Additionally the Company is liable for up to $250,000 if LABN defaults on the note and there are not sufficient assets to cover the note.

Time Warner Memphis:

        On April 7, 2003 USAB completed a sale of assets consisting of 3 Rights of Entry (ROE) serving 352 private cable subscribers in Memphis to Time Warner Cable for $425,000 in cash, or $1,207 per subscriber.

La Salle Acquires Direct Digital Midwest:

        On May 9, 2003, La Salle Bank auctioned the 1,000 shares it held as collateral in Direct Digital Midwest to satisfy the default on a $946,000 promissory note. La Salle Bank was the highest bidder at auction. The price was undisclosed. Subsequent to this action, the Board of Directors for Direct Digital Midwest has resigned, and the company is in the process of turning over the remaining assets.

Bridge Loans

        On April 1, 2003 The Company obtained a bridge loan from an individual in the amount of $150,000 the note bears interest at 18% and is due October 1, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $.70 per share expiring in 2008.

        On April 3, 2003 The Company obtained a bridge loan from an individual in the amount of $50,000 the note bears interest at 18% and is due October 1, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $.80 per share expiring in 2008.

        On May 2, 2003 The Company obtained a bridge loan from a company in the amount of $100,000. The note bears interest at 18% and is due October 1, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $.80 per share expiring in 2008.

        On May 2 2003 The Company obtained a bridge loan from an individual in the amount of $25,000 the note bears interest at 18% and is due October 1, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $.80 per share expiring in 2008.

        On May 14, 2003 The Company obtained a bridge loan from an individual in the amount of $150,000 the note bears interest at 18% and is due October 1, 2003 or at such earlier date pending consummation of permanent financing in the amount of $3,000,000. In addition, the Company issued the firm a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share expiring in 2008.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Acquisition of Assets of Cable California S.A. De C.V.

        On March 7, 2003, we completed the purchase of all of the Class B stock of Cable California, SA de C.V., a Mexican corporation, which we will refer to as "Cable California," from dick clark international cable ventures, ltd., a Turks and Caicos entity. The Class B stock represents 49% of the voting and economic interest in Cable California. Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing high-speed Internet, telephone, data and multi-channel cable television to residents and businesses in the greater Tijuana, Mexico metropolitan area. Cable California is constructing a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and over 100 miles of cable plant now serving approximately 2,000 customers.

        In addition to acquiring the voting and economic interests in Cable California, we acquired various tangible and intangible assets, including office and computer equipment, vehicles, machinery and satellite equipment from Las Americas Broadband, Inc., a Colorado corporation. These assets are related to Cable California's operations in Mexico. We also acquired Las Americas' rights and obligations under an agreement dated as of September 26, 2002, between Las Americas, Cable California, Mr. Bustamante and LABN Mexico, SA de C.V., a Mexico corporation, which will allow us to manage and operate the proposed cable television system in Tijuana.

        As consideration for the above acquisitions, we issued 2,500,000 shares of our common stock to Dick Clark International Cable Ventures, 2,250,000 shares to Las Americas, and 250,000 shares to Bustamante. In addition, we assumed a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas and reduced the outstanding principal amount of a promissory note issued by Las Americas to us from $890,276 to $500,000. The amended note will remain collateralized by assets of Las Americas, including its cable television system in Tehachapi, California. We also paid Las Americas $250,000 in cash. Now that the asset purchase has been completed, we intend to operate and manage the proposed cable system in Tijuana while continuing to manage the approximately 3,600 MDU subscribers we presently serve in California.

Critical Accounting Policies and Estimates

        Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. The estimates we use are based upon our historical experiences combined with management's understanding of current facts and circumstances. Some of our accounting policies are considered critical because they are important to the portrayal of our financial condition and the results of our operations and because they require significant or complex judgments on the part of management. We believe that our critical accounting policies are those relating to deferred income taxes, allowances for doubtful accounts and recoverability of long-lived assets.

        Deferred income taxes are recognized for the expected tax consequences in future years stemming from differences between the values of assets and liabilities for tax and financial reporting purposes, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets relate to net operating loss carry forwards, allowance for bad debts and deferred revenue. We have established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. However, because the recoverability of deferred tax assets is directly dependent upon our future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

        Our long-lived assets will from time to time be analyzed for impairment when events and conditions indicate that an analysis is needed. Factors that we consider in performing an impairment analysis are current and historical agreements to sell comparable assets, our current business strategy and our expectations of future cash flows for the asset or asset group being analyzed. Future changes in the economic conditions, the regulatory environment and our strategies may materially affect our estimate of the recoverability of fixed assets.

        We account for stock options using the intrinsic value method, under which compensation expense is recognized on stock options granted only for the excess of the market price of our common stock over the option exercise price on the day of grant. All of our options are granted at amounts equal to or higher than the fair value of our stock, so no compensation expense is recorded.

        Some companies also recognize compensation expense for the fair value of the option right itself. We have elected not to adopt this accounting method because it requires the use of subjective valuation models which we believes are not representative of the real value of the option to either us or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Sholes option pricing model with the following assumptions:

	2003	2002
Risk-free interest rate	2.78% - 3.29%	4.65% - 5.21%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Expected volatility	122% - 138	122%

        To estimate option lives for this valuation, it was assumed that options would be exercised one year after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is shown as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the assumed volatility factor—the greater the volatility, the higher the computed fair value of options granted.

        The total fair value of options granted was computed to be approximately $1,434,000 and $1,980,000 for the quarters ended March 31, 2003 and 2002 respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required.

Comparison of Nine-Month Period Ended March 31, 2003 to The Nine-Month Period Ended March 31, 2002

        The following table sets forth our selected operations data for the nine-month periods ended March 31, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-QSB.

	Nine Months Ended March 31, 2003	% of Revenues	Nine Months Ended March 31, 2002	% of Revenues	% Change from March 31, 2002 to March 31, 2003
	(All numbers in thousands)
Revenues	$670	100.0%	$2,512	100.0%	-73.3%
Cost of Revenues	322	48.1%	999	39.8%	-67.8%
Gross Profit	348	51.9%	1,513	60.2%	-77.0%
Selling, General & Administrative Expenses	2,940	438.8%	7,938	316.0%	-63.0%
Depreciation and Amortization	564	84.2%	1,204	47.9%	-53.2%
Total Operating Expense	3,504	523.0%	9,142	363.9%	-61.7%
Loss from Operations	$(3,156)	-471.0%	$(7,629)	-303.7%	-58.6%

        The decline in our revenue for the nine months ended March 31, 2003 from the nine months ended March 31, 2002 is the result of several factors. First, in the past year we have sold ROE agreements governing many of our properties and had some of our lease contracts terminated. We also changed our business strategy to focus on providing video, data and internet service in the State of California and in the Northern Baja region of Mexico. As a result of this change in strategy all of our revenue derived from assets outside of California or the Baja region of Mexico has been presented as discontinued operations and not as revenue. Our cost of revenues also declined as the result of the reduction in the number of subscribers served.

        Our selling, general and administrative expenses were lower for the nine months ended March 31, 2003 than for the comparable period in 2002 because we reduced personnel and staff as a result of the change in our business focus. We also closed one of our office facilities in the State of Washington.

Comparison of Three-Month Period Ended March 31, 2003 to The Three-Month Period Ended March 31, 2002

        The following table sets forth our selected operations data for the three-month periods ended March 31, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-QSB.

	Three Months Ended March 31, 2003	% of Revenues	Three Months Ended March 31, 2002	% of Revenues	% Change from March 31, 2002 to March 31, 2003
	(All numbers in thousands)
Revenues	$296	100.0%	$683	100.0%	-56.7%
Cost of Revenues	89	30.1%	165	24.2%	-46.1%
Gross Profit	207	69.9%	518	75.8%	-60.0%
Selling, General & Administrative Expenses	856	289.2%	1,762	258.0%	-51.4%
Depreciation and Amortization	199	67.2%	361	52.9%	-44.9%
Total Operating Expense	1,055	356.4%	2,123	310.8%	-50.3%
Loss from Operations	$(848)	-286.5%	$(1,605)	-235.0%	-47.2%

        The decline in our revenue for the three months ended March 31, 2003 from the three months ended March 31, 2003 is the result of several factors. First, in the past year we have sold ROE agreements governing many of our properties and had some of our lease contracts terminated. We also changed our business strategy to focus on providing video, data and internet service in the State of California and in the Northern Baja region of Mexico. As a result of this change in strategy all of our revenue derived from assets outside of California or the Baja region of Mexico has been presented as discontinued operations and not as revenue. Our cost of revenues also declined as the result of the reduction in the number of subscribers served.

        Our selling, general and administrative expenses were lower for the three months ended March 31, 2003 than for the comparable period in 2002 because we reduced personnel and staff as a result of the change in our business focus. We also closed one of our office facilities in the State of Washington.

        During the three months ending March 31, 2003 we received notices of default from property owners due to non-payment of franchise fees. Due to our continuing severe liquidity problem, 2 properties were lost when the property owners switched to new providers. As a result we had to write off approximately $145,000 of net asset value related to these properties. To date for the nine months ending March 31, 2003, we have lost a total of 30 properties, resulting in asset write-offs exceeding $3,045,000.

Liquidity and Capital Resources

        Our financial statements are presented on a going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2003, we had a working capital deficit of approximately $9,704,000. Our ability to continue as a going concern depends on our ability to raise the capital necessary to successfully implement our business plan and ultimately achieve profitable operations. During the three-month period ended March 31, 2003, we continued to implement cost-cutting measures designed to increase operational efficiency, focus the geographic concentration of our operations and dispose of assets that are not consistent with our plan, either from a geographic or operational perspective. We intend to use the proceeds of asset sales to repay debt and other obligations, and to reinvest the remaining net proceeds, if any, in existing or new assets.

        In January 2003, we closed the sale of several cable properties in North Dakota, which had a total of 129 basic subscribers. The sale was for a total of $128,912 and a portion of the proceeds were used to pay down bank debt. Also in January 2003, we sold a small bulk property located in Memphis for $33,000 and used the proceeds for working capital.

        On April 7, 2003, we completed the sale of four contracts giving us the right to provide television service to properties in Memphis, Tennessee, and related equipment, to Time Warner for $432,253. We used the proceeds of this sale to repay indebtedness, to pay creditors and for working capital.

        In recent periods, we have had limited access to investment capital to support working capital deficits or to expand existing operations. Consequently, the financial conditions of our operating subsidiaries deteriorated in the three months ended March 31, 2003 and have continued to deteriorate since then. We have been focused on negotiations with prospective lenders and investors as we seek to refinance all outstanding loans and liabilities in order to provide working capital. These negotiations are continuing. We require working capital for existing operations pending their sale or disposition and in connection with the purchase of assets of Cable California. We are actively seeking to raise additional funds through an offering of debt or equity, and have entered into several non-exclusive agreements with individuals or entities who would receive a fee for assisting us in obtaining financing. There are no assurances that we will be able to obtain additional financing.

        We have previously announced our focus on developing a cable television system in Northern Baja, California, and to divest ourselves of some of our operating assets in the United States in order to enhance our balance sheet and reduce debt associated with the acquisition of our MDU assets in July, 2001. In addition, we are in continued discussions with some of our creditors, including key advisors and consultants, for the conversion of liabilities owed to them into our common stock in exchange for negotiated cash settlements. In total, we are seeking to eliminate or convert approximately $1.5 to 2.0 million of our obligations. However, there is no guarantee that these discussions will lead to a reduction in our liabilities.

        As of March 31, 2003, we had two unsecured notes payable outstanding in the amount of $150,000 each. In addition we owed approximately $29,000 in accrued interest on these notes at March 31, 2003. The holders of these notes, Theodore Swindells and Paul Moore, each beneficially own over 5% of our common stock. The notes were issued on March 4, 2002, bear interest at the rate of 10% per year and have a due date of October 31, 2002. On October 18, 2002, we entered into a new loan agreement with Mr. Swindells, which extended the due date of his note payable under the same terms and conditions as the previous note. In consideration of the note extension we assigned service and access agreements to certain properties as a security interest. We are in default under the note with Mr. Moore.

        As of March 31, 2003, we had a note payable to a vendor in the amount of approximately $225,000. Principal and interest, at 18%, on this note are due in monthly installments with the final payment due March 2003. The payments due under the note are past due and we are currently in default under the note agreement.

        As of March 31, 2003, we owed a total of approximately $1,257,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of our directors, has an interest. Of this $1,257,000, $889,000 is due under a promissory note held by Geneva Associates Merchant Banking Partners, consisting of the $750,000 principal value of the note and $139,000 in accrued interest. This note was due in October 2002 and bears interest at the rate of 14%. We are currently in default under this note. The remaining $368,000 owed to Geneva Associates Merchant Banking Partners is due under a reimbursement Agreement under which Geneva Associates Merchant Banking Partners, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit we have with the bank. Of this $368,000, $300,000 represents the principal owed under the agreement, $38,000 represents accrued and unpaid interest, and $30,000 represents an unpaid 10% fee in connection with the issuance of the letter of credit. The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year. We are currently in default under the reimbursement agreement.

        In addition to our other obligations, we may have an obligation under an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated. Before the quarter ended March 31, 2003, we decided not to complete the purchase of the rights for some of the properties, located in Texas, included in this asset purchase agreement. We believe that Verizon Media Ventures and GTE Southwest are attempting to sell the properties in question to third parties, and that these entities may seek to collect from us any difference between the price we agreed to pay and the prices received in connection with these sales to third parties. We have also signed a performance guarantee in the amount of $250,000 with regard to the asset purchase agreement. This guarantee is in the form of a deposit note bearing an interest rate of 19% which was to become payable if we failed to perform under the agreement. Verizon Media Ventures and GTE Southwest may seek to hold us liable for the amount of the performance guarantee. Neither entity has made any claim against us as a result of our decision not to purchase the rights for the properties in question.

        In September, 2002, we issued a promissory note for $600,000 to our outside counsel in connection with unpaid legal fees. A payment of $100,000 was made on this note during the quarter and $15,000 in interest was accrued, reducing the note total to $531,000 as of March 31, 2003. This promissory note is secured by all of the assets of USAB Video Corp. II, Inc., one of our subsidiaries.

        Between October 30, 2002 and May 14, 2003, we issued 12 bridge notes in the total amount of $1,750,000 to 11 individuals and one entity. As of March 31, 2003, the total balance of these notes was $1,556,000, of which $90,000 was accrued interest. The balance on these notes was reduced by $554,000 allocated to paid-in capital for warrants issued to the noteholders in connection with the notes, resulting in an adjusted carrying value of approximately $912,000. The notes are secured by our interest in some of our right-of-entry agreements that grant us the right to provide satellite television and other services to subscribers. The holder of two of the notes, in the total principal amount of $600,000, is Theodore Swindells, who beneficially owns over 5% of our common stock. For a description of the terms of these bridge notes, see Part II, Item 2 of this Form 10-QSB.

Cash Flows from Operating Activities

        Our operations utilized net cash of approximately $1,704,000 for the nine-month period ended March 31, 2003. The use of cash was related primarily to funding the net losses from our operations, reduced by adjustments for non-cash expenses such as depreciation and loss on disposal of fixed assets and an increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

        During the nine-month period ended March 31, 2003, investing activities resulted in an increase of cash of approximately $,679,000. This was a result of a change in restricted cash of $506,000 and proceeds from the sale of assets.

Cash Flows from Financing Activities

        During the nine-month period ended March 31, 2003, financing activities generated cash of approximately $963,000. This resulted primarily from proceeds of bridge loans, offset by reductions in principal payments on long-term debt and capital lease obligations.

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

        In August 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to us.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based compensation—Transition and Disclosure—an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption. This is known as the "prospective method." The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either restate all periods presented, which is known as the "retroactive restatement method" or recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards, which is known as the "modified prospective method." For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plan on continuing using this method to account for stock options. Therefore, we do not intend to adopt the transition requirements as specified in SFAS 148.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        We are involved in various proceedings and subject to various claims as described in our Transition Report on Form 10-KSB for the transition period ended June 30, 2002, and our Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2002. This report describes only proceedings instituted or claims arising during or subsequent to the quarter ended March 31, 2003, or material events that occurred during or subsequent to the quarter in connection with previously-reported proceedings or claims. Many of the actions described in this Section have been filed against Cable Concepts, Inc., which we acquired in July 2001 and which does business under the name Direct Digital Communications.

        In January 2003 we received notice of a default judgment in the amount of $89,000 entered against Cable Concepts in connection with a lawsuit originally filed in July 2002 by the The Telecom Group, which does business under the name Gale Telecom Services. We are seeking to negotiate a payment plan with The Telecom Group in connection with this judgment. In February 2003, in connection with a lawsuit filed against us in August 2002 by L.A. Commercial Group, Inc., which does business under the name Continental Group, Inc., we received notice of the entry of a default judgment against Cable Concepts in the amount of approximately $67,000, which includes the money allegedly owed, plus interest, costs and attorneys' fees.

        On January 13, 2003, Chateau Marina LP filed an action against Cable Concepts in the Superior Court for the State of California, Los Angeles County, for breach of contract and intentional and negligent interference with contractual relations in connection with a contract under which we agreed to provide satellite video and audio programming to residents of Chateau Marina. In the complaint Chateau Marina is seeking termination of the contract, damages for the alleged breach of the contract in the amount of approximately $25,000, injunctive relief and cancellation of a cloud on the title of properties covered by the agreement. In early February 2003, we received an eviction notice from our landlord, Knobb Family Trust, due to non-payment of past due rents and common area maintenance charges. We owe rent and maintenance charges from October 2002, and the arrearage amounts to $25,996.

        On February 12, 2003, Federal Express Corp. filed a complaint against Cable Concepts in the Superior Court of the State of California, Los Angeles County, for past due services, interest and fees. The amount sought in the complaint is $30,000. On February 17, 2003, in Texas state court, a default judgment was entered against Cable Concepts in the amount of approximately $87,000, including $70,000 in damages and $17,000 in attorneys' fees, in favor of Tri-Tek Communications, Inc.

        On February 24, 2003, Volt Management, Inc. filed a complaint against Cable Concepts in the Superior Court for the State of California, Los Angeles County, alleging breach of contract in connection with its hiring of temporary employees through Volt Management, and seeking damages of approximately $21,000. On April 8, 2003, Protocol Communications, Inc. filed a complaint against Cable Concepts in the Superior Court of the State of California, Los Angeles, County, seeking damages of approximately $208,000 and attorneys' fees in the amount of approximately $4,000. In the complaint, Protocol Communications alleges breach of contract in connection with an agreement for the provision of marketing services.

ITEM 2—CHANGES IN SECURITIES

        In March 2003, in connection with the acquisition of the Class B stock of Cable California, SA de C.V., and assets from Las Americas Broadband, Inc., described in Part I, Item 2, we issued 2,500,000 shares of our common stock to Dick Clark International Cable Ventures, Ltd., 2,250,000 shares to Las Americas Broadband, Inc., and 250,000 shares to Carlos Bustamante, Sr. In April 2003, we issued

104,110 shares of our common stock to an individual in consideration for services rendered to us. We have the right, until April 7, 2003, to repurchase these shares at a price of $1.00 per share.

        Between October 2003 and May 2003, we issued bridge notes with a total principal value of $1,750,000 to various individuals and entities. In connection with the bridge loans evidenced by these notes, we issued to the investors warrants to purchase a total of 875,000 shares of our common stock. The exercise prices of the warrants are between $0.70 and $1.00 per share. Each of the bridge notes bears interest at 18% and is due on June 30, 2003, or on the date we receive permanent financing in the amount of at least $3,000,000, if earlier. If we obtain permanent financing, each note holder has the right to convert all, but not part, of the principal amount and accrued interest on his or her note into shares of our common stock or preferred stock in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment is overdue, each note holder will receive 10,000 warrants per $100,000 in principal under the note, or pro-rata portion thereof, with a strike price of the lower of $1.00 or the average bid price for our common stock for the 20 trading days preceding issuance of warrants.

        On May 1, 2003, we entered into a consulting agreement with an entity which has agreed to provide investor relations services. The agreement provides that it will continue for four three-month periods unless terminated. In connection with this agreement, we agreed to issue the consultant 15,000 restricted shares of our stock at the beginning of each three-month period that the agreement is in effect. In addition, we agreed to issue to the consultant, upon execution of the agreement, warrants to purchase 300,000 shares of our common stock, in four equal portions, each to purchase 75,000 shares, with exercise prices of $1.00, $1.50, $2.00 and $2.50 per share, respectively. The contract may be terminated by either party upon 30 days' written notice.

        No underwriting commissions or discounts were paid in connection with any of the above transactions. We relied upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act with respect to the offer and sale of the unregistered securities described above. We conducted no general solicitation or advertising in connection with any of the transactions described above. Each of the persons that acquired unregistered securities had a preexisting relationship with us or one of our placement agents or founders. In addition, each purchaser was required to complete a subscription document and confirm his or her status as a "sophisticated investor." We provided each potential investor with an opportunity to meet with, and ask questions of, our management.

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

        As of March 31, 2003, we are in default on both principal and interest of a note payable to a bank in the amount of approximately $392,000. The note matured in April 2003 and we are currently seeking a waiver of some of the note's provisions. There is no guarantee that we will obtain a waiver. As of March 31, 2003, we were in default under a promissory note in the principal amount of $150,000 issued to Paul Moore, who beneficially owns over 5% of our common stock.

        We are also in default to Geneva Associates Merchant Banking Partners for both principal and interest due on notes totaling approximately $1,257,000. As of March 31, 2003, we have yet to make a payment of either principal or interest on our obligations to the entity.

        As of March 31, 2003, we were in default with regard to a promissory note in the principal amount of $945,000 issued by Direct Digital Midwest, which was owned by Cable Concepts and held by LaSalle Bank. The collateral for this promissory note was all of the outstanding stock and all of the assets of Direct Digital Midwest, which were pledged to the lender by Cable Concepts. On May 9, 2003, LaSalle Bank conducted an auction of these shares and purchased the shares itself in the auction. As a result, LaSalle Bank owns Direct Digital Midwest.

        On April 18, 2003, we received a notice from USBancorp that Cable Concepts was in default under a loan agreement with USBancorp. USBancorp has stated that the total amount owed under the agreement is $649,227. We believe the actual amount owed is approximately $400,000, but are seeking to negotiate with USBancorp to obtain a waiver of the default or otherwise to resolve this debt.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        On February 10, 2003, we hired Margot Ritcher as our Corporate Controller. We have agreed to pay Ms. Ritcher a salary of $110,00 per year, and she is eligible for a bonus of up to 50% of her base salary. We also have agreed to grant her options to purchase 100,000 shares of our common stock at the market price at the time of grant, with options to purchase 25,000 shares vesting immediately and options to purchase 25,000 shares vesting on each of the first, second and third anniversaries of her employment with us.

        On February 12, 2003, we entered into a management services agreement with Richard Lubic, who we anticipate will become the Chairman of our Board of Directors. The agreement has a three-year term beginning on March 1, 2003, and become effective upon the closing of the purchase of the Class B and Class N stock of Cable California, SA de C.V. and the purchase of assets from Las Americas Broadband described in Part I, Item 2 of the Form 10-QSB. Under the agreement Mr. Lubic is to act as our Senior Management Consultant with responsibility for strategic operations. In consideration for Mr. Lubic's services, we have agreed to pay, for the first year of the term of the agreement, a consulting fee of $250,000 to DL Communications, Inc., a company controlled by Mr. Lubic. Payment under the agreement is to begin once we receive at least $1,000,000 in additional funding, except that if Mr. Lubic provides services before we receive this funding, we are to pay DL Communications $2500 per day. We also agreed to issue to Mr. Lubic an option to purchase up to 1,000,000 shares of our common stock. Of these options, options to purchase 100,000 shares of our common stock vested upon execution of the agreement, and options to purchase 300,000 shares of our common stock will vest on each of the first, second and third anniversaries of the execution of the agreement. The options all have an exercise price of $1.25 per share.

        Under the management services agreement, Mr. Lubic is also eligible for a discretionary bonus payable in cash, common stock, options, stock appreciation rights, or some combination of the above in an amount to be determined by our board of directors. We also may adopt a performance incentive plan for Mr. Lubic under which Mr. Lubic could receive options or stock appreciation rights. Any options granted to Mr. Lubic under the agreement will be assignable to the extent legally permissible. The management services agreement provides that in the event of a change of control, we will require the surviving entity to preserve Mr. Lubic's rights under the agreement. We may terminate the agreement at any time for cause, and without cause on 30 days' written notice. If we terminate the agreement without cause, or if Mr. Lubic terminates the agreement for cause, we must continue to pay the consulting fee called for by the agreement to Mr. Lubic for the remaining term of the agreement or two years, whichever is greater.

        On March 18, 2003, Lewis Suders resigned as our chief operating officer, effective February 15, 2003. Also on March 18, 2003, we entered into a severance agreement with Mr. Suders under which we agreed to pay Mr. Suders, in addition to back pay and reimbursement of expenses, a total of $25,000 in resolution of all claims Mr. Suders may have with regard to a signing bonus, severance pay, or any other compensation.

        On April 15, 2003, we entered into an advisory agreement with Jon Eric Landry, who is one of our directors, under which Mr. Landry agreed to provide us with advice in connection with our corporate finance strategy, business plan and investor relations and other matters. The agreement has a 36-month term. In consideration for Mr. Landry's services, we agreed to pay him $1.00 per year. In addition, if we secure permanent financing of $5,000,000 or more, or if a significant financing event occurs that allows us to realize sufficient liquidity to satisfy current operating expenses, Mr. Landry will be entitled to additional compensation, in an amount to be agreed upon between us and Mr. Landry and approved by our board of directors.

        The agreement relating to our acquisition of Cable Concepts called for a potential downward adjustment to the purchase price based on the amount of Cable Concepts' accounts payable as of the effective date of the acquisition, which is July 16, 2001. Accordingly, some of the shares we issued in consideration for the merger were placed in escrow, and were not to be released unless it was determined that a downward adjustment was not appropriate. We believe that a downward adjustment is appropriate, and that a portion of the shares of our common stock in escrow should revert back to us rather than being released to the former shareholders of Cable Concepts. However, Cable Concepts' former shareholders have disputed the accuracy of our calculation. We are attempting to resolve this matter with these shareholders. Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of our directors, has an interest, was a major shareholder of Cable Concepts and is therefore representing itself and the other former Cable Concepts shareholders in these discussions.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits List

Number	Description of Document
10.1	Advisory Agreement dated April 15, 2003, by and between USA Broadband, Inc. and Jon Eric Landry
10.2	Addendum to Employment Agreement between Richard G. Lubic and USA Broadband, Inc. dated February 12, 2003
10.3	Management Services Agreement dated as of February 12, 2003 by and between Richard G. Lubic and USA Broadband, Inc.
10.4	Severance agreement dated March 18, 2003 by and between Lewis Suders and USA Broadband, Inc.
10.5
Asset Purchase Agreement dated as of January 9, 2003, by and among USA Broadband, Inc., Dick Clark International Cable Ventures, Ltd., Cable California, SA de C.V., Las Americas Broadband, Inc., and Carlos Bustamante Sr.*
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2003.

(b)
Reports on Form 8-K

        On March 6, 2003, we filed a Form 8-K to report the sale by Cable Concepts of various right-of-entry agreements and related assets covering 55 cable properties in several states with approximately 1,900 subscribers to Digital Service, Inc. for total consideration of $1,685,268, comprised primarily of debt assumption by Digital Service. The Form 8-K also reported Cable Concepts' transfer of a property in the State of Washington to Digital Service in exchange for the assumption of a debt owed by Cable Concepts to a third party. The Form 8-K included pro forma statements of operations for the nine-month transition period ended June 30, 2002, and for the six-month period ended December 31, 2002, giving effect to the acquisition.

        On March 21, 2003, we filed a Form 8-K to report the acquisition of the Class B stock of Cable California, SA de C.V., and assets from Las Americas Broadband, Inc., described in Part I, Item 2.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2003	USA BROADBAND, INC.
	By:	/s/ GRANT MILLER
	Its:	Principal Executive Officer and Principal Financial Officer

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

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)   Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)   Evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)   Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ GRANT MILLER Grant Miller, PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX—TITLE

Number	Description of Document
10.1	Advisory Agreement dated April 15, 2003, by and between USA Broadband, Inc. and Jon Eric Landry
10.2	Addendum to Employment Agreement between Richard G. Lubic and USA Broadband, Inc. dated February 12, 2003
10.3	Management Services Agreement dated as of February 12, 2003 by and between Richard G. Lubic and USA Broadband, Inc.
10.4	Severance agreement dated March 18, 2003 by and between Lewis Suders and USA Broadband, Inc.
10.5
Asset Purchase Agreement dated as of January 9, 2003, by and among USA Broadband, Inc., Dick Clark International Cable Ventures, Ltd., Cable California, SA de C.V., Las Americas Broadband, Inc., and Carlos Bustamante Sr.*
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2003.

QuickLinks

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  ITEM 1—FINANCIAL STATEMENTS
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS $000s ASSETS
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS $000s LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS $ 000s
USA BROADBAND, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS $000s
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 3—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
CERTIFICATIONS
EXHIBIT INDEX—TITLE