Form 10KSB
period 2003-06-30
USA BROADBAND INC
filed 2003-10-15
CIK 1105947

(Mark One

☐ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

Commission File Number 0-29433

USA BROADBAND, INC.
(Name of small business issuer in its charter)

Delaware	84-1592698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Broadway Ste. 624, San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (619) 435-2929

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

13,866,383 Shares of Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒     No     ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenue for the year ended June 30, 2003: $1,539,187

As of October 14, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,289,702

As of October 14, 2003, the number of shares outstanding of the registrant’s common stock was 13,866,383

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.  The Company discusses many of these risks in greater detail under the heading “Factors Affecting Future Performance” in Item 6 of this Form 10-KSB. These forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report, and the Company does not assume any obligation to update any of these statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

USA Broadband, Inc. (OTC:USBU) through its subsidiary Cable Concepts Inc. (dba Direct Digital Communications, “DDC”) (The Company) provides “private cable” television services to subscribers residing in multiple dwelling units (MDUs) such as apartments, condominiums and other shared housing facilities. Unless otherwise indicated, throughout this Form 10-KSB references to “its”, “the Company”, “USAB” or “USA Broadband” shall mean USA Broadband, Inc. and its subsidiaries.  References to “Cable Concepts”, “Direct Digital” or “DDC” shall mean our subsidiary, Cable Concepts, Inc. dba Direct Digital Communications.

Acquisition of Assets of Cable California S.A. de C.V.

On January 10, 2003, the Company entered into an Asset Purchase Agreement with, among others, dick clark international cable ventures, ltd., a Turks & Caicos entity (“dick clark international cable ventures”), and Las Americas Broadband, Inc., a Colorado corporation (“Las Americas”), to purchase 100% of the Class B and Class N shares of Cable California, SA de C.V., a Mexican corporation (“Cable California”) from dick clark international cable ventures, as well as various tangible and intangible assets related to Cable California’s operations in Mexico and certain other rights from Las Americas.  The Class B shares represent 49.0% of the voting and economic interest in Cable California, while the Class N shares would bring the Company’s economic interest in Cable California to 90.0%.  Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing multi-channel cable television (including the right to seek approval to provide high-speed internet, telephone and data services) to residents and businesses in the greater Tijuana, Mexico metropolitan area. Cable California is constructing a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and approximately 100 miles of cable plant now serving approximately 1,500 customers.

On March 7, 2003, the Company purchased all of the Class B shares of Cable California.  In addition, the Company acquired various tangible and intangible assets, including office and computer equipment, vehicles, machinery and satellite equipment from Las Americas.  The Company intends to use these assets in a similar manner to the way they were used by Las Americas.  The Company also acquired Las Americas’s rights and obligations under an agreement dated as of September 26, 2002, among Las Americas, Cable California, Mr. Carlos Bustamante, Sr. and LABN Mexico, SA de C.V., a Mexico corporation, pursuant to which, among other things, Las Americas possessed the right to receive Class N shares from Cable California.  The agreement also entitled the Company to purchase Mr. Bustamante’s ownership interest in Cable California.  However, Mr. Bustamante has informed the Company that he terminated this agreement with Las Americas based on an alleged breach of the agreement.  Accordingly, no Class N shares in Cable California have been issued.  The Company currently is involved in negotiations with Mr. Bustamante to purchase the remaining interests in Cable California.  See “Factors Affecting Future Performance.”

As consideration for the above acquisitions, the Company issued 2,500,000 shares of its common stock to dick clark international cable ventures, 2,250,000 shares to Las Americas, and 250,000 shares to Mr. Bustamante. In addition, the Company assumed a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas and reduced the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000.  The amended note will remain collateralized by assets of Las Americas, including its cable television system in Tehachapi, California.  The Company also paid Las Americas $250,000 in cash.  The Company intends to operate and manage the proposed cable system in Tijuana while continuing to manage the approximately 3,300 MDU subscribers the Company presently serves in California and Texas.

Subsequent to March 7, 2003, the Company formed USA Broadband Mexico, SA de C.V., a Mexican corporation (“USA Broadband Mexico”), which is a wholly-owned subsidiary of the Company.  Under the laws of Mexico, the transfer of the Class B shares of Cable California must be registered with appropriate governmental authorities in Mexico.  The Company intends to register the Class B shares in the name of USA Broadband Mexico.  To register the Class B shares to USA Broadband Mexico, the Company and dick clark international cable ventures must make appropriate filings with the Mexican Federal Telecommunications Commission (Comision Federal de Telecomunicaciones) and the Secretary of Communications and Transportation (Secretaria de Comunicaciones y Transportes).  The Company currently is working to make these filings.  If dick clark international cable ventures does not effectuate the registration as contemplated by the Asset Purchase Agreement, the Company and USA Broadband Mexico are prepared to enforce any and all rights available to them to secure the registration of the Class B shares in Mexico.

DDC’s Operations

The Company acquired Cable Concepts, Inc., which does business under the name DDC, in July 2001. DDC markets its services to apartment owners and condominium developments. In some areas, DDC provides “private cable” television services to MDUs.

DDC generates revenue via a revenue-sharing agreement with DIRECTV as well as through the delivery of its own local programming and related   services. DDC secures the right to deliver its service to MDU customers   through exclusive Right of Entry marketing agreements. DDC deploys its in-building systems using a fiber/coaxial hybrid distribution infrastructure, which offers up to 3,000 Megahertz of bandwidth, coupled with interdiction and Ethernet connectivity.  The Company believes that this allows for a cost effective “last mile” delivery of services, including digital television and high-speed data that are in high demand by customers. DDC typically has provided system design and installation, systems management, and ongoing customer service. In most cases, once a system is installed in a multi-tenant building, DDC markets its television services directly to building residents.

During the past fiscal year, the Company has divested DDC’s MDU operating assets in areas other than its core markets of California and Northern Baja, Mexico. As of December 31, 2001, DDC had 12,393 subscribers that it serviced and 665 subscribers that were managed by an unaffiliated party. As of June 30, 2002, DDC was a party to 127 Right of Entry Agreements and was operating, or in the process of installing, 127 cable network systems in approximately 21,052 apartment units in seven states and had approximately 10,008 subscribers. At June 30, 2003 DDC was party to 27 Right of Entry Agreements in California with approximately 5,598 apartment units and had approximately 3,043 subscribers. Additionally, the Company has Right of Entry Agreements on another six properties in Texas with 877 units and 210 subscribers. These properties are managed on a contract basis by Digital Services, Inc., an unaffiliated entity.

From time to time DDC receives notices from owners of properties for which it has Right of Entry Agreements claiming that it is in default of the   agreements. DDC attempts to respond to these default notices as promptly as possible, and to cure any defaults described in the notices. However, the default notices sometimes lead to a termination of service.  DDC lost approximately 2,700 subscribers and 968 subscribers, in 2003 and 2002, respectively, as a result of terminations of service resulting from alleged defaults under this Right of Entry Agreements.

DDC receives direct payments from subscribers for local and community programming and revenue-sharing payments from DIRECTV for premium programming. Approximately three-quarters of DDC’s MDU properties have been “takeovers” from previous system operators, including cable television system operators, and “overbuilds” of existing cable systems; the remaining one-quarter have been new installations of intra-building broadband infrastructure.

Competition

The Company competes with other multi-channel programming distributors, including other direct broadcast satellite operators, cable operators, wireless cable operators, Internet providers and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than the Company. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect the Company. Franchise cable operators typically have an exclusive franchise to provide wire-line cable television within a particular municipality. The average franchise cable offering has between 50 and 70 channels and is dominated by large competitors such as

AT&T/TCI, Time Warner, Cox Cable, Media One and Comcast.  Historically, the franchise cable offerings have been delivered via a 550Mhz, one-way coaxial wire that limited the number of channel offerings and prohibited the franchise cable companies from offering other value added services, such as high-speed Internet access, telephone service and video offerings. Digital cable services offer broader channel line-ups and premium services.

Franchise cable operators have not historically focused on the MDU market and also have been reluctant to offer a revenue-sharing program. However, despite the lack of focus on the MDU market and the general reluctance to embrace the profit-sharing business model, the Company believes that franchise cable operators, due to their financial resources, may provide a significant source of competition in the Company’s MDU markets.

Employees

As of September 29, 2003 the Company had nine full-time employees, in customer support, administration and finance, and field operations.

History

USA Broadband, Inc. was originally incorporated in 1985 for the purposes of acquiring business entities or other investment activities. In early 2001, the Company adopted a new business strategy to become a provider of digital television, data and broadband interactive services. In July 2001, the Company changed its name from Optika Investment Company, Inc. to USA Broadband, Inc.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases office space in Coronado, California and Santa Fe Springs, California. The Company also leases property in Texas that is no longer occupied by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various proceedings and subject to various claims as described in the Company’s Annual Report for the nine months ended June 30,2002 on Form 10-KSB and in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2002, December 31, 2002, and March 31, 2003. This report describes only proceedings instituted or claims arising during or subsequent to the year ended June 30, 2003, or material events that occurred during or subsequent to the year-end in connection with previously-reported proceedings or claims. Many of the actions described in this Section have been filed against Cable Concepts, Inc., the Company’s subsidiary, (dba Direct Digital Communications).

Cable Concepts Proceedings

In September 2001 Van Raden Properties, Inc., Greystone Manor Limited Partnership and Southmoor Limited Partnership filed an action against the Company’s subsidiary, Cable Concepts, Inc., in the District Court, County of Cass, State of North Dakota. The plaintiffs, who own and operate apartment buildings and mobile homes throughout North Dakota and Minnesota, entered into several contracts with Cable Concepts for provision of satellite television services. The plaintiffs sought a declaratory judgment that, due to Cable Concept’s alleged failure to provide quality service, the contracts should be terminated. On August 13, 2002, the court issued an order terminating the contracts between Direct Digital and the plaintiffs and ordered that Cable Concepts pay a total of approximately $81,000, consisting of damages and costs and expenses, to the plaintiffs.

In June 2002, OnePath Networks filed an action against Direct Digital in New Jersey state court located in Essex County, New Jersey, seeking the sum of $138,000 in connection with an alleged breach of contract.

On September 7, 2002 default judgment was entered against Cable Concepts in favor of Amerilink for $33,000, ($28,000 for services rendered and $5,000 for fees and costs), in the Superior Court of the State of Washington for services previously rendered by Amerilink by Cable Concepts.

In January 2003 Cable Concepts received notice of a default judgment in the amount of $89,000 entered against Cable Concepts in connection with a lawsuit originally filed in July 2002 by The Telecom Group. Cable Concepts is seeking to negotiate a payment plan with The Telecom Group in connection with this judgment.

In February 2003, in connection with a lawsuit filed against Cable Concepts in August 2002 by L.A. Commercial Group, Inc., Cable Concepts received notice of the entry of a default judgment against Cable Concepts in the amount of approximately $67,000, which includes the money allegedly owed, plus interest, costs and attorneys’ fees.

On January 13, 2003, Chateau Marina LP filed an action against Cable Concepts in the Superior Court for the State of California, Los Angeles County, for breach of contract and intentional and negligent interference with contractual relations in connection with a contract under which Cable Concepts agreed to provide satellite video and audio programming to residents of Chateau Marina. In the complaint Chateau Marina is seeking termination of the contract, damages for the alleged breach of the contract in the amount of approximately $25,000, injunctive relief and cancellation of a cloud on the title of properties covered by the agreement. Cable Concepts has negotiated a tentative settlement to this dispute and expects to have the definitive settlement agreement signed by the parties in the near future.

On February 11, 2003 Archstone Properties, owners of Ashton Place, gave notice of termination of the Right of Entry Agreement to Cable Concepts.  The alleged reason for the termination was lack of payment to the owners of the quarterly revenue share.  Archstone sent a notice of default in January 8, 2003 with a 30-day cure period.  Cable Concepts sent payment within the cure period to the original address per the contract, but Archstone had moved to a new location.  A new check was sent to Archstone but it did not arrive until February 13, 2003.  Archstone contends that, since it did not receive the money until after the cure period had expired, it has the right to terminate the agreement.  The matter is scheduled for arbitration through the American Arbitration Association in Denver, Colorado on November 14, 2003.  Cable Concepts has continued to provide services to this property and believes it will prevail in the arbitration.

On February 12, 2003, Federal Express Corp. filed a complaint against Cable Concepts in the Superior Court of the State of California, Los Angeles County, for past due services, interest and fees. The amount sought by Federal Express in the complaint is $30,000.

On February 17, 2003, in Texas state court, a default judgment was entered against Cable Concepts in the amount of approximately $87,000, including $70,000 in damages and $17,000 in attorneys’ fees, in favor of Tri-Tek Communications, Inc.

On February 24, 2003, Volt Management, Inc. filed a complaint against Cable Concepts in the Superior Court for the State of California, Los Angeles County, alleging breach of contract in connection with its hiring of temporary employees through Volt Management, and seeking damages of approximately $21,000.

On April 8, 2003, Protocol Communications, Inc. filed a complaint against Cable Concepts in the Superior Court of the State of California, Los Angeles County, seeking damages of approximately $208,000 and attorneys’ fees in the amount of approximately $4,000. In the complaint, Protocol Communications alleges that Cable Concepts breached the contract with Protocol relating to the marketing provisions in the contract.

On April 30, 2003, Gunhus Grinnell Klinger Swenson filed a complaint against Cable Concepts, the Company’s subsidiary, for $16,015.43 for unpaid legal fees relating to its defense of the Van Raden Properties filed in the District Court State of North Dakota.

On March 10, 2003, there was a default judgment entered for QPC Fiber Optic, Inc. for $29,177 against Cable Concepts, Inc. filed in the Superior Court of Orange County California.  Cable Concepts is negotiating for a debt for stock conversion.

USA Broadband Proceedings

On May 30, 2003, Thomas Breen filed a complaint in the Superior Court of San Diego against USA Broadband and all of its subsidiaries for $29,209.80 for services not paid.

On June 30, 2003, USA Broadband served Richard G. Lubic notice that he was in breach of certain material terms of the Management Services Agreement dated as of February 12, 2003, between the Company and Mr. Lubic (the “Agreement”).  The Company informed Mr. Lubic that, pursuant to the terms of the Agreement, he had thirty (30) business days in which to cure the breach, otherwise the Agreement would be terminated.  Mr. Lubic failed to cure the breach within the thirty (30) business days.  As such, on August 12, 2003, the Company’s board of directors voted to terminate the Agreement and Mr. Lubic’s services to the Company. To date, no litigation has been filed relating to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares are traded on the Over-the-Counter Bulletin Board or “OTCBB,” under the symbol USBU.OB. The table below shows the high and low closing prices for each fiscal quarter during the fiscal year ended June 30, 2003 and the twelve month period ended June 30, 2002.

Fiscal Year Ended June 30, 2003

Quarter Ended		Share Price
6/30/03	High	$1.14
	Low	$0.66

3/31/03	High	$1.55
	Low	$0.67

12/31/02	High	$1.83
	Low	$1.05

9/30/02	High	$2.70
	Low	$1.65

Twelve Months Ended June 30, 2002

Quarter Ended		Share Price
6/30/02	High	$3.20
	Low	$2.05

3/31/02	High	$3.45
	Low	$2.60

12/31/01	High	$3.75
	Low	$3.00

9/30/01	High	$4.50
	Low	$3.50

As of September 29, 2003, the Company had approximately 308 record holders of the Company’s shares of common stock. The Company has not declared any cash dividends on its common stock since inception and the Company’s board of directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, to develop and expand the Company’s business.

Recent Sales of Unregistered Securities

Below is a summary of the Company’s recent sales of unregistered securities that have not been reported previously in the Company’s SEC reports.

In September 2002, the Company issued a warrant to purchase up to 100,000 shares of common stock at a price equal to $2.00 per share to an individual who performed consulting services for the Company.

In October 2002, the Company issued warrants to purchase up to 200,000 shares of common stock at a price equal to $1.10 per share to each of two individual shareholders in consideration for their extension of the maturity date of their respective promissory notes for $150,000.

In January 2003, the Company renewed a consulting agreement with Maroon Bells Capital, L.L.C. One of the Company’s significant stockholders, Mr. Paul Moore, is a member of Maroon Bells. In connection with the renewal of the consulting agreement, a warrant to purchase up to 500,000 shares of common stock at a price equal to $1.10 per share was issued to Maroon Bells.

In June 2003, two note holders elected to convert the outstanding principal and accrued interest owed under the bridge note into shares of the Company’s common stock. A total of $239,800 (consisting of $200,000 in principal and $39,800 in accrued interest and other fees) was converted into 275,739 shares of common stock (a conversion rate of $1.10 per share).

As the Company previously reported in its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, between October 2002 and May 2003, the Company issued bridge notes having a total principal amount of $1,750,000 to sophisticated investors.  In June and July 2003, the Company offered additional bridge notes to sophisticated investors. As of June 30, 2003, the Company had issued bridge notes having an aggregate principal amount equal to $2,050,000.  In connection with the bridge loans evidenced by these notes, the Company issued to the bridge note investors, warrants to purchase a total of 1,025,000 shares of the Company’s common stock. The indebtedness evidenced by the bridge notes is secured by certain of the Company’s assets and the assets of its subsidiaries. For more information regarding the notes and warrants issued in connection with the notes, see “Management’s Discussion and Analysis Or Plan Of Operation-Financing Operations”.

In August 2003, two bridge note holders elected to convert the outstanding principal and accrued interest owed under the bridge notes into shares of the Company’s common stock.  In particular, a note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 74,938 shares of common stock (a conversion rate of $0.80 per share), and a note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 67,360 shares of common stock (a conversion rate of $0.89).

On September 8, 2003, the Company obtained secured debt financing in the amount of $4,000,000 from a private investor.  The financing is evidenced by a convertible promissory note and secured by a first priority lien in all or substantially all of the Company’s assets.  In connection with this financing, the Company asked the Company’s existing bridge note holders to subordinate their security interest in certain of the Company’s assets and the assets of the Company’s subsidiaries. As consideration for the subordination, the Company issued to the holders of bridge notes warrants to purchase shares of the Company’s common stock. A total of 390,000 warrants having an exercise price of $1.10 per common share were issued. As additional consideration for the $4,000,000 financing, the Company issued to the lender a warrant to purchase 525,000 shares of common stock at $.01 per common share and a warrant to purchase up to 1,250,000 shares of common stock at $1.10 per share. See “Management’s Discussion and Analysis or Plan of Operation – Subsequent Events.”

In June 2003, several vendors agreed to convert outstanding account payable balances due them into shares of the Company’s common stock. A total of $1,267,800 of accounts payable was converted at the rate of $1.10 per common share. In connection with the conversion, the Company issued a total of 1,152,550 common shares. Of that total, $1,128,206 and 1,025,242 shares of commons stock represents the amount of debt and the number of shares of commons stock converted by related parties.

In June 2003, a $166,667 promissory note including principal and interest due to a shareholder was converted into 151,515 shares of common stock at the rate of $1.10 per common share.

In June 2003 a $170,300 promissory note including $20,700 of accrued interest due to a shareholder was converted to 154,820 shares of common stock at the rate of $1.10 per common share.

On July 1 2003, the Company issued stock options to its officers and directors as compensation for their service to the Company. In the aggregate, the Company issued options to purchase 1,350,000 shares of common stock at a price equal to $1.10 per share. Of these options, options to purchase 925,000 shares vest immediately and the remainder vest in equal installments over a period of three years.

On July 25, 2003, one of the Company’s warrant holders exercised his warrant to purchase 10,000 shares of the Company’s common stock at a price equal to $0.01 per share.  In connection with the exercise, the Company issued the 10,000 shares of common stock.

On August 13, 2003, two of the Company’s warrant holders exercised their warrant to purchase 20,000 shares of the Company’s common stock at a price equal to $0.01 per share. In connection with the exercises, the Company issued 40,000 shares of common stock.

No underwriting commissions or discounts were paid in connection with any of the above transactions. The Company relied upon the exemption from the registration requirements of the Securities Act under Section 4(2) of the Securities Act with respect to the offer and sale of the unregistered securities described above. The Company conducted no general solicitation or advertising in connection with any of the transactions described above. Each of the persons that acquired unregistered securities had a pre-existing relationship with the Company or one of the Company’s placement agents or founders. In addition, each purchaser was required to complete a subscription document and confirm his or her status as a “sophisticated investor.” The Company provided each potential investor with an opportunity to meet with, and ask questions of, the Company’s management.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains certain “forward-looking statements” that involve risks and uncertainties, such as statements of its plans, objectives, expectations and intentions. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the heading “Factors Affecting Future Performance,” as well as those discussed elsewhere in this report.

General

USA Broadband, Inc. (OTC:USBU) through its subsidiary Cable Concepts Inc. (dba Direct Digital Communications, “DDC”) provides “private cable” television services to subscribers residing in multiple dwelling units (MDUs) such as apartments, condominiums and other shared housing facilities.

Acquisition of Assets of Cable California S.A. de C.V.

On January 10, 2003, the Company entered into an Asset Purchase Agreement with, among others, dick clark international cable ventures, and Las Americas, to purchase 100% of the Class B and Class N shares of Cable California from dick clark international cable ventures, as well as various tangible and intangible assets related to Cable California’s operations in Mexico and certain other rights from Las Americas.  The Class B shares represent 49.0% of the voting and economic interest in Cable California, while the Class N shares would bring the Company’s economic interest in Cable California to 90.0%.  Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing multi-channel cable television (including the right to seek approval to provide high-speed internet, telephone and data services) to residents and businesses in the greater Tijuana, Mexico metropolitan area. Cable California is constructing a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and approximately 100 miles of cable plant now serving approximately 1,500 customers.

On March 7, 2003, the Company purchased all of the Class B shares of Cable California.  In addition, the Company acquired various tangible and intangible assets, including office and computer equipment, vehicles, machinery and satellite equipment from Las Americas.  The Company intends to use these assets in a similar manner to the way they were used by Las Americas.  The Company also acquired Las Americas’s rights and obligations under an agreement dated as of September 26, 2002, among Las Americas, Cable California, Mr. Carlos Bustamante, Sr. and LABN Mexico, SA de C.V., a Mexico corporation, pursuant to which, among other things, Las Americas possessed the right to receive Class N shares from Cable California.  The agreement also entitled the Company to purchase Mr. Bustamante’s ownership interest in Cable California.  However, Mr. Bustamante has informed the Company that he terminated this agreement with Las Americas based on an alleged breach of the agreement.  Accordingly, no Class N shares in Cable California have been issued.  The Company currently is involved in negotiations with Mr. Bustamante to purchase the remaining interests in Cable California.  See “Factors Affecting Future Performance.”

As consideration for the above acquisitions, the Company issued 2,500,000 shares of its common stock to dick clark international cable ventures, 2,250,000 shares to Las Americas, and 250,000 shares to Mr. Bustamante. In addition, the Company assumed a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas and reduced the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000.  The amended note will remain collateralized by assets of Las Americas, including its cable television system in Tehachapi, California.  The Company also paid Las Americas $250,000 in cash.  The Company intends to operate and manage the proposed cable system in Tijuana while continuing to manage the approximately 3,300 MDU subscribers the Company presently serves in California and Texas.

Subsequent to March 7, 2003, the Company formed USA Broadband Mexico, which is a wholly-owned subsidiary of the Company.  Under the laws of Mexico, the transfer of the Class B shares of Cable California must be registered with appropriate governmental authorities in Mexico.  The Company intends to register the Class B shares in the name of USA Broadband Mexico.  To register the Class B shares to USA Broadband Mexico, the Company and dick clark international cable ventures must make appropriate filings with the Mexican Federal Telecommunications Commission (Comision Federal de Telecomunicaciones) and the Secretary of Communications and Transportation (Secretaria de Comunicaciones y Transportes).  The Company currently is working to make these filings.  If dick clark international cable ventures does not effectuate the registration as contemplated by the Asset Purchase Agreement, the Company and USA Broadband Mexico are prepared to enforce any and all rights available to them to secure the registration of the Class B shares in Mexico.

The Company is seeking to position itself as an industry leader in providing digital television, entertainment, data, Internet and broadband services in Mexico and Southern California. The Company’s current operations consist of providing video service to MDU subscribers through Cable Concepts, which the Company acquired in July 2001. The Company receives revenues from subscriber fees and revenue-sharing payments from DIRECTV.

Critical Accounting Policies

Principles of Consolidation.          The accompanying financial statements include the accounts of USA Broadband and its wholly-owned subsidiaries, Cable Concepts, Inc., Direct Digital Midwest and USAB Video Corp II, Inc. All material intercompany transactions and accounts have been eliminated in the consolidation.

Revenue Recognition.          The Company recognizes revenues as services are provided, generally on a monthly basis.

Cost of Revenues.          The Company’s costs of revenues consist primarily of programming fees the Company pays to the providers of local television signals and costs of installing equipment for new subscribers.

Property and Equipment.          The Company states property and equipment at its historical cost.  The Company capitalizes significant additions and improvements, and expense repairs and maintenance as they are incurred. Upon disposition of equipment, gains or losses are reflected in the Company’s statement of operations.

Depreciation.           The Company computes depreciation on property and equipment using the straight-line method over the following estimated useful lives:

Cable equipment:	3 to 7 years

Furniture and equipment:	3 to 7 years

Computer software and equipment:	3 to 5 years

Vehicles:	5 years

Leasehold improvements:	Life of lease (generally 5-10 years)

Cable properties:	Life of Right of Entry Agreement (generally 10 to 12 years)

Impairment of Long-Lived Assets.          In the event that facts and circumstances indicate that the stated value of an asset may be impaired, the Company evaluates the recoverability of the asset. If an evaluation is required, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market or discounted cash flow value is required.

Deferred Revenue.          Deferred revenues arise from the commissions earned from installation and operation of systems providing video services. These commissions are amortized into income on the straight-line basis over three years, which represents the estimated useful life of the related assets.

Statement of Cash Flows.          For purposes of the Company’s statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Results of Operations

Information presented in the financial statements included herein is for the year ended June 30, 2003 and the nine-month period ended June 30, 2002.  For purposes of the chart below, the Company believes that it is more meaningful to present the information on comparative basis for a period of twelve months.  The Company has therefore combined the nine-month period ended June 30, 2002 and the three month period ended September 30, 2001 to arrive at comparative periods. Additionally, the twelve-month period ended June 30, 2002 has been adjusted for the effect of discontinued operations.

The selected financial information which follows includes selected pro forma combined operations data for the Company and DDC for the year ended June 30, 2003 and the twelve month period ended June 30, 2002.

Additionally, the data was adjusted for the effect of discontinued operations on revenue and costs.

Selected Financial Information for the Year Ended June 30, 2003 and twelve month period ended June 30, 2002:

	(In Thousands)
	Year Ended 06/30/03	% of Revenues	Twelve Months Ended 06/30/02 (Pro Forma Combined)	% of Revenues	% Change from 2002 to 2003
Revenues	$1,539	100.0%	$2,966	100.00%	(48.1)%
Cost of Revenues	674	43.8%	1,126	37.96%	(40.1)%
Gross Profit	865	56.2%	1,840	62.04%	(52.9)%
Selling, general & administrative expenses	8,351	542.6%	10,883	366.92%	(23.3)%
Impairment of Long Lived asset	80	5.2%	9,850	332.09%	(99.1)%
Depreciation and Amortization	1,012	65.8%	1,314	44.30%	(9.7)%
Total Operating Expenses	9,443	613.6%	22,047	743.32%	(57.2)%
Loss from Operations	(8,578)	(557.4)%	(20,207)	(681.2)%	57.6%

The decline in the Company’s revenues in the fiscal year ended June 30, 2003 resulted from the termination of Right of Entry Agreements for 20 properties and the sale of Right of Entry Agreements for 74 properties. The Company’s subscriber count declined by 68% resulting in the corresponding decline in revenue. Cost of revenues was lower as a percentage of the Company’s revenues because its more costly fixed contracts were terminated.

The Company’s selling, general and administrative expenses declined from the prior year because the Company reduced its staffing and because the Company brought customer service, billing and installation in-house.

Liquidity and Capital Resources

The Company’s financial statements are presented on a going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2003, the Company had a working capital deficit of approximately $9,667,000. In their opinion, the Company’s independent auditors, Hein & Associates, LLP, have expressed substantial concern regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern depends on its ability to increase revenues, raise the capital necessary to successfully implement its business plan and ultimately achieve profitable operations.

Asset Sales

During its fiscal year ended June 30, 2003, the Company focused on cutting its costs and selling certain of its non-core assets. To increase operational efficiency, focus on geographic concentration of its operations to Mexico and California, and dispose of assets that are not consistent with its business plan, the Company used the proceeds of asset sales to repay debt and other obligations, and to reinvest the remaining net proceeds, if any, in existing or new assets. During the fiscal year the Company disposed of the following assets:

DSI Sale

On December 23, 2002 Cable Concepts entered into a contract for the sale of certain Rights of Entry Agreements to Digital Service, Inc. (DSI). The transaction was effective as of December 1, 2002, and covered 55 cable properties in several states with approximately 1,900 subscribers.

The aggregate purchase price for the right of entry agreements was $1,995,000 which is comprised primarily of debt assumption by DSI. DSI assumed its note payable to Pacifica Bank in the amount of $1,592,000, and assumed a credit card debt in the amount of $15,000. They also assumed other liabilities and assets relating to the operations of the properties which netted to approximately $116,000. Due to a decrease in the number of subscribers under the Right of Entry Agreements, the Company issued a promissory note to DSI in the amount of $376,000 in April, 2003.In addition, Cable Concepts Inc. (CCI) transferred a property in Washington to DSI in exchange for the assumption of a debt to a third party in the amount of $121,000. The carrying amount of the assets relating to this sale was $2,435,000.

Dakotas

In January 2003, Cable Concepts sold several Right of Entry Agreements for cable properties located in North Dakota, which had a total of 129 basic subscribers. The sale was for a total of $129,000 and the net proceeds were used to pay down bank debt. The carrying value of the assets sold was $266,000, resulting in a net loss of $179,000.

Belmont

The Cable Concepts sold Right of Entry Agreements for a small bulk property located in Memphis, TN for $32,000 and the proceeds were used as working capital. The carrying value of the assets sold was $46,000.

Memphis Properties

On April 7, 2003 Cable Concepts completed a sale of assets consisting of three Right of Entry Agreements, serving 352 private cable subscribers in Memphis, Tennessee to Time Warner Cable for $432,000 in cash, or $1,207 per subscriber. Adjusted carrying value of this property was $499,000.

La Salle Acquires Direct Digital Midwest

On September 29, 2000, two of our indirect subsidiaries, Direct Digital Midwest, Inc. (DDM) and CP Dakotas MDU, LLC (CPD) borrowed an aggregate of $2 million from LaSalle Bank National Association.  The loan was evidenced by a promissory note and secured by the assets of each of DDM and CPD.  Additionally, as additional collateral for the loan, Cable Concepts pledged all of the stock of DDM to LaSalle Bank. Neither the Company nor Cable Concepts guaranteed the loan to LaSalle Bank. After DDM and CPD defaulted on the loan, LaSalle foreclosed on all of the assets of DDM and CPD and the stock of DDM to satisfy the loan. On May 9, 2003, LaSalle Bank auctioned all of the shares of DDM to satisfy the loan. LaSalle Bank was the highest bidder at auction. The value of the collateral securing the loan was insufficient to cover the entire amount then due under the loan. To date, LaSalle Bank has not pursued any action or made any claim against the Company or Cable Concepts for the amount of any shortfall.

Sale of Notes Receivable

In April 2003, USAB completed a sale of a $500,000 note receivable from Las Americas collateralized by all of the assets of Las Americas, Inc. A firm purchased the note for $500,000. The note assigns the security interest of all of the assets of Las Americas Broadband that were held by the Company. Interest on the note is for one year at 15%. Additionally the Company is liable for up to $250,000 if Las Americas defaults on the note and there are not sufficient assets to cover the note.  The Company issued 300,000 shares of common stock as additional consideration for this note and paid $50,000 and issued 1,500 shares of common stock as a commission.

Financing Operations

The Company has had limited access to investment capital to support working capital deficits or to expand existing operations. Consequently, the Company’s financial condition has deteriorated. As a result the Company has focused on negotiations with prospective lenders and investors as the Company seeks to refinance all outstanding loans and liabilities and to seek new investments in order to provide working capital.

Between October 2002 and July 2003, the Company issued bridge notes having a total principal amount of $2,050,000 to sophisticated investors.  In connection with the bridge loans evidenced by these notes, the Company issued to the bridge note investors, warrants to purchase a total of 1,025,000 shares of the Company’s common stock. Each warrant expires five years from its date of issuance. Each bridge note bears interest at 18% per annum and matures on the earlier of: (i) the last day of the sixth month following the signing of the promissory note or (ii) on the date the Company receives permanent financing in the amount of at least $3,000,000. If the Company obtains permanent financing, each note holder has the right to convert all, but not part, of the outstanding principal and accrued interest on the note into shares of the Company’s common stock or preferred stock issued in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment is overdue, each note holder will receive an additional warrant to purchase 10,000 shares of the Company’s common stock per $100,000 in principal amount outstanding under the note, or pro-rata portion thereof, having an exercise price of the lesser of $1.00 or the average bid price of the Company’s common stock for the preceding 20 trading days.  The indebtedness evidenced by the bridge notes is secured by certain of the Company’s assets and the assets of the Company’s subsidiaries.  See “Management’s Discussion and Analysis Or Plan Of Operation – Subsequent Events.”

Below is a summary of the bridge note transactions as of June 30, 2003:

Date of Loan	Principal Amount	Warrant Issued
October 30, 2002 (1)	$500,000	Warrant to purchase 250,000 shares of common stock at $1.00 per share.

November 4, 2002	$25,000	Warrant to purchase 12,500 shares of common stock at $1.00 per share.

January 22, 2003	$200,000	Warrant to purchase 100,000 shares of common stock at $1.00 per share.

February 25, 2003 (1)	$100,000	Warrant to purchase 50,000 shares of common stock at $1.00 per share.

March 6, 2003	$400,000	Warrant to purchase 200,000 shares of common stock at $0.80 per share.

March 13, 2003	$100,000	Warrant to purchase 50,000 shares of common stock at $0.80 per share.

April 2, 2003 (2)	$50,000	Warrant to purchase 25,000 shares of common stock at $0.80 per share.

May 2, 2003	$100,000	Warrant to purchase 50,000 shares of common stock at $0.80 per share.

May 2, 2003	$25,000	Warrant to purchase 12,500 shares of common stock at $0.80 per share.

May 14, 2003 (2)	$50,000	Warrant to purchase 25,000 shares of common stock at $0.80 per share.

May 21, 2003	$100,000	Warrant to purchase 50,000 shares of common stock at $0.90 per share.

June 2, 2003	$200,000	Warrant to purchase 100,000 shares of common stock at $0.90 per share.

June 9, 2003	$100,000	Warrant to purchase 50,000 shares of common stock at $0.90 per share.

June 12, 2003	$75,000	Warrant to purchase 37,500 shares of common stock at $0.90 per share.

June 12, 2003	$25,000	Warrant to purchase 12,500 shares of common stock at $0.90 per share.

(1)           This bridge loan was made by Mr. Theodore Swindells, one of the Company’s significant stockholders. See “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(2)           In August 2003, the holders of these notes elected to convert outstanding principal and accrued interest into shares of common stock. See “Recent Sales of Unregistered Securities.” Therefore, these notes are no longer outstanding.

On September 8, 2003, the Company obtained secured debt financing in an amount of $4 million. The financing is evidenced by a promissory note and secured by substantially all of the Company’s assets. A portion of the proceeds of the financing were used to repay a portion of the outstanding principal and accrued interest owed on the above-described bridge notes.  See “Subsequent Events” included in this Section for a more detailed description of this financing and partial repayment of the bridge notes

In addition to the bridge loans, the Company is subject to the following obligations:

As of June 30, 2003 the Company had an unsecured note payable outstanding in the amount of $130,000. The holder of this note, Theodore Swindells, beneficially owns over 5% of the Company’s common stock. The note was issued on March 4, 2002 and bore interest at a rate of 10% per year with a due date of October 31, 2002. On October 18, 2002, the Company entered into a new loan agreement with Mr. Swindells, which extended the due date to April 30, 2003, under the same terms and conditions as the original note.  In September 2003, the Company and Mr. Swindells agreed to extend the due date of this loan agreement to April 30, 2004 under the same terms and conditions as the original note.

As of June 30, 2003 the Company owed a total of approximately $1,376,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of the Company’s directors, has an interest. The $1,376,000 owed to Geneva Associates Merchant Banking Partners is due under a reimbursement agreement under which Geneva Associates Merchant Banking Partners, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit the Company had with the bank. Of this $1,376,000, $1,050,000 represents principal on the two lines of credit, and $326,000 represents accrued and unpaid interest and fees. The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year.  The Company is currently in default under the reimbursement agreement. In July 2003, Geneva Merchant Bank committed to convert $1,247,310 of the debt into shares of common stock. The Company is negotiating an agreement to convert Series B Preferred and Series C Preferred shares into Series A Preferred shares.

As of June 30, 2003 the Company had a note payable and accounts payable to its outside counsel in connection with unpaid legal fees in the aggregate amount of approximately $630,000. The note was issued in September 2002 and bears interest at a rate of 10% per year. The note is secured by all of the assets of USAB Video Corp. II, Inc., one of the Company’s subsidiaries. Subsequent to year end the Company’s counsel agreed to convert the outstanding debt to shares of common stock, subject to the outside counsel’s ability to sell such shares without disrupting the market place as determined by an independent advisor to the Company. (See Subsequent Events.)

The Company’s contractual obligations as of June 30, 2003 and the periods in which payments are due are set forth below:

	Less than One Year		1-3 Years	4-5 Years	After 5 Years	Total
Current Portion Long Term Debt and Notes Payable	4,191,000		—	—	—	4,191,000
Capital Lease Obligations	420,000		—	—	—	420,000
Operating Lease Obligations	156,500		360,200	0		516,700
Total Contractual Cash Obligations	$4,767,500	(1)	$360,200	$0	$0	$5,127,700

This table does not include the $4 million secured debt funding obtained by the Company in September 2003. (See Subsequent Events)

Obligations

In March 2002, USAB Video Corp. II, Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated. After purchasing a portion of the assets pursuant to the agreement, in June 2002, USAB Video Corp. did not complete the purchase of the remaining assets. In connection therewith, the Company accrued a $250,000 liability on its financial statements for the fiscal year ending June 30, 2003.

Cash Flows from Operating Activities

The Company’s most liquid asset is cash and cash equivalents which consist of cash and short-term investments. Cash and cash equivalents at June 30, 2003 and June 30, 2002, were $79,000 and $88,000, respectively.  Income generated from the Company’s provision of cable services is its primary source of cash. Other sources of cash include amounts raised from the sale of its assets, sales of its common or preferred stock and other debt or equity financings. The Company’s operations utilized net cash of approximately $1,547,000 for the year ended June 30, 2003. The use of cash was related primarily to funding the net losses from its operations and changes in deferred assets offset by adjustments for non-cash expenses of depreciation, stock based compensation, impairment of long lived assets and losses on disposal of assets.

The Company’s operations utilized net cash of approximately $1,589,000 for the nine-month period ended June 30, 2002.  The use of cash was related primarily to funding the net losses from its operations, reduction of accounts receivable and other liabilities and reduction of deferred revenues, offset by adjustments for non-cash expenses such as impairment of long-lived assets, loss on disposal of fixed assets, stock-based compensation, depreciation, amortization and allowance for bad debt and an increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

During the year ended June 30, 2003, investing activities resulted in a reduction of cash of approximately $249,000. Cash was utilized in the purchase of the investment in Cable California and in funding of operating expenses evidenced by a note receivable from Las Americas   Broadband. These investment outflows were offset by the sale of the note receivable to a third party.

During the nine-month period ended June 30, 2002, investing activities resulted in a reduction of cash of approximately $477,000. This was the result of the Company’s purchases of property and equipment and payment of a note receivable during the period, offset by net proceeds of asset sales.

Cash Flows from Financing Activities

During the year ended June 30, 2003, financing activities generated cash of approximately $1,787,000. This resulted from net proceeds from the issuance of common stock, the issuance of options and warrants, and advance on bridge notes. This was offset by payments made on long term debt and notes payable.

During the nine-month period ended June 30, 2002, financing activities generated cash of approximately $1,973,000.  This resulted from proceeds from the sale of stock and from net borrowings on long-term capital, offset by reductions in a line of credit and reductions in principal on long-term debt and capital lease obligations. On September 8, 2003, the Company obtained secured debt financing in an amount of $4 million.  The financing is evidenced by a promissory note and secured by substantially all of its assets.  See “Subsequent Events” included in this Section for a more detailed description of this financing.

Impact of Recently Issued Accounting Principles

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires a company to recognize costs associated with exit or disposal activities when they are incurred rather than when the company makes a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on the financial position or results of operations.

In August 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based compensation-Transition and Disclosure-an amendment of FASB Statement 123” (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption. This is known as the “prospective method.” The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either restate all periods presented, which is known as the “retroactive restatement method” or recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards, which is known as the “modified prospective method.” For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed.  the Company currently account for its stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and plan on continuing using this method to account for stock options. Therefore, the Company does not intend to adopt the transition requirements as specified in SFAS 148.   The Company adopted the new disclosure requirements in these financial statements.

SFAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities,” was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on the Company’s financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS No. 150 will have no immediate impact on the Company’s financial position or results of operations.

The FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003.  The Company does not believe the adoption of FIN No. 46 will have a material impact on the Company’s financial position or results of operations.

Subsequent Events

The Board of Directors elected Arturo Alemany, President of MIR International, to the Board of Directors and as Chairman of the Board and Chief Executive Officer, effective September 16, 2003. MIR has been contracted by the Company to provide management consulting support to the Company to assist with legal and operational matters in Mexico. Consulting fees accrue at the rate of $25,000 a month with $12,500 due and payable monthly, and the remaining balance due the earlier of six months or upon significant financing. In connection with this agreement the Company granted Mr. Alemany 300,000 options to purchase common stock at $1.10 per share, 75,000 of these shares vest immediately and the remainder vest in three equal traunches over the next three quarters.

On July 1, 2003 the Board of Directors granted options under the Directors Compensation Plan to the following Directors

Last Name	First Name	No. of shares	Exercise Price	Date of Grant	Term
Cole	Douglas	100,000	$1.10	1-Jul-03	5 years
Landry	Jon Eric	100,000	$1.10	1-Jul-03	5 years
Mooney	Edward	100,000	$1.10	1-Jul-03	5 years
Myers	Russell	100,000	$1.10	1-Jul-03	5 years
Spears	Ronald	100,000	$1.10	1-Jul-03	5 years
Spears	Ronald	50,000	$1.10	1-Jul-03	5 years

On September 8, 2003, the Company obtained secured debt financing in the amount of $4,000,000 from a private investor. The financing is evidenced by a convertible promissory note and secured by a first priority lien in all or substantially all of its assets. As additional consideration for the $4,000,000 financing, the Company issued to the lender a warrant to purchase 525,000 shares of common stock at $.01 per share and a warrant to purchase up to 1,250,000 shares of common stock at $1.10 per share.  The promissory note bears interest at a rate equal to the prime rate plus 2% and matures on March 4, 2004, subject to the Company’s ability to extend the maturity for up to 60 days, provided, however, that if the Company extend the maturity date, the interest rate increases 1% each month the loan is outstanding after March 4, 2004, up to a maximum of 12%. The outstanding principal and accrued interest under the note is convertible, in whole or in part, at the election of the lender, into that number of shares of common stock equal to the outstanding principal and accrued interest divided by $1.00. The documents executed in connection with the financing generally contain customary covenants including, among others, provisions:

•                  relating to the maintenance of the Company’s assets and the assets of its subsidiaries securing the indebtedness;

•                  restricting the Company’s ability to sell or transfer its assets or create other liens on its assets securing the debt (other than in the ordinary course of business);

•                  restricting the Company from authorizing or paying any dividends;

•                  restricting the Company from paying any bonus or making extraordinary payments to any of the Company’s employees, officers or directors or otherwise increasing compensation or benefits paid to any of the Company’s employees, officers or directors (other than increases resulting from a cost of living adjustment or changes of benefits applicable to all of the Company’s employees);

•                  restricting the Company and the Company’s subsidiaries from granting any lien, security interest, pledge or other encumbrance on the Company’s interests in Cable California, or the assets of Cable California; and

•                  restricting the Company’s use of any proceeds received from any additional funding, regardless of whether any additional funding is structured as debt or equity, received from the exercise of options or warrants or arising from the sale of its assets outside the ordinary course of business.

In connection with this financing, the Company’s existing bridge note holders subordinated their security interests in certain of its assets and the assets of its subsidiaries. As consideration for the subordination, the Company issued to the holders of bridge notes warrants to purchase up to 390,000 shares of common stock at a price of $1.10 per share.

The Company used $1,046,000 of the proceeds of the financing to repay a portion of the outstanding principal and accrued interest owed to the Company’s existing bridge note holders, and paid $155,000 to a note holder in exchange for its agreement to subordinate its security interest in assets of its subsidiary.  The Company intends to use the remaining proceeds of the financing as working capital to fund its cable build in Mexico. See “Factors Affecting Future Performance.”

The Company had a note payable and accounts payable to its outside counsel in connection with unpaid legal fees in the aggregate amount of approximately $630,000.  In October 2003, the outside counsel agreed to convert the note payable and account payable due to the outside counsel into approximately 686,000 shares of common stock, subject to the outside counsel’s ability to sell such shares without disrupting the market place as determined by an independent advisor to the Company.

On September 24, 2003, Verizon Media Ventures, Inc. and GTE Southwest Incorporated filed a complaint against the Company and USAB Video Corp. in the Supreme Court of the Sate of New York, County of New York. In the complaint, Verizon and GTE allege that USAB Video Corp. breached the purchase agreement and that the Company, by guaranteeing USAB Video Corp.’s performance under the agreement, was also liable for USAB Video Corp.’s breach. The complaint further alleges that Verizon and GTE suffered losses and damages in excess of $1.023 million dollars. Neither the Company nor USAB Video Corp. has yet to file an answer to the complaint, but the Company intends to vigorously defend against the lawsuit.

Factors Affecting Future Performance

The Company’s financial condition raises substantial doubt about its ability to continue as a going concern.  The Company may not have sufficient resources to operate its business in the future.

As of June 30, 2003, the Company had a net working capital (current assets minus current liabilities) deficit of $9,467,000.  As the Company’s capital needs are greater than the current working capital, the Company must raise additional capital in order to implement its business plan.  In September 2003, the Company obtained a secured debt financing in the amount of $4 million from a private investor, the proceeds of which the Company used to repay certain indebtedness and as working capital to implement its business plan in Mexico through Cable California.  The $4 million investment in the Company will not be sufficient to complete its business plan in Mexico. The Company will need additional financing in the future to meet its operating needs. No assurance can be given that the Company will be able to organize debt or equity financing, or that, if available, it will be available on terms and conditions satisfactory to the Company and might dilute current shareholders.

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.  There is substantial doubt that the Company may continue to operate as a going concern.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  However, The Company’s independent auditors, in their most recent report, stated that “the Company has suffered recurring losses from operations and has a working capital deficiency” which raises substantial doubt about its ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If the Company are not sufficiently successful in generating cash from its operating activities, the Company may need to sell additional common stock or other securities, or the Company may need to sell assets outside the ordinary course of business, or obtain additional financing. If the Company needs to dispose of assets outside of the ordinary course of business to generate cash, the Company may not be able to realize the carrying values of those assets upon liquidation. If the Company is unable to generate the necessary cash, the Company could be unable to continue its operations.

As a result of the Company’s incurring indebtedness, the Company is obligated to comply with financial and other covenants that could restrict its future operating activities.

On September 8, 2003, the Company received a loan from a private investor of $4 million (the “Financing”). The Financing is evidenced by a promissory note and secured by substantially all of its assets including the assets of its subsidiaries.  The promissory note bears interest at a rate equal to the prime rate plus 2% and matures on March 4, 2004, subject to the Company’s ability to extend the maturity for up to 60 days, provided, however, that if the Company extend the maturity date, the interest rate increases 1% each month the loan is outstanding after March 4, 2004, up to a maximum of 12%.  The Financing documents generally contain customary covenants including, among others, provisions:

•              relating to the maintenance of the Company’s assets and the assets of its subsidiaries securing the indebtedness;

•              restricting the Company’s ability to sell or transfer its assets or create other liens on its assets securing the debt (other than in the ordinary course of business);

•              restricting the Company from authorizing or paying any dividends;

•              restricting the Company from paying any bonus or making extraordinary payments to any of the Company’s employees, officers or directors or otherwise increasing compensation or benefits paid to any of its employees, officers or directors (other than increases resulting from a cost of living adjustment or changes of benefits applicable to all of its employees);

•              restricting the Company and the Company’s subsidiaries from granting any lien, security interest, pledge or other encumbrance on its interests in Cable California, or the assets of Cable California; and

•              restricting the Company’s use of any proceeds received from any additional funding, regardless of whether any additional funding is structured as debt or equity, received from the exercise of options or warrants or arising from the sale of its assets outside the ordinary course of business.

In addition to the Financing, from October 2002 to June 2003, the Company obtained bridge loans totaling approximately $2,000,000 from other investors. See “Management Discussion and Analysis on Plan of Operation”.

The covenants contained in the Financing documents, as well as those covenants contained in the bridge loans and other loan documents to which the Company are a party, may restrict its operations and ability to pursue potentially advantageous business opportunities. The Company’s failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of its indebtedness.

The Company’s ability to repay indebtedness when due, will depend upon its ability to generate sufficient revenues or to renegotiate or replace any such indebtedness on terms and conditions favorable to the Company.

If the Company are unable to repay or replace the indebtedness when due, its creditors will be permitted to exercise their rights under security agreements securing the indebtedness and take possession of all or substantially all of its assets and dispose of such assts to satisfy the indebtedness.

The Company has continued to incur substantial losses and if the Company fails to reduce its costs or increase its revenues, the Company will be unable to achieve and maintain profitability and may be unable to continue its operations.

The Company has incurred significant losses since its inception and expects to incur losses in the future. As of June 30, 2003, the Company had an accumulated deficit of $35.84 million.  The Company’s revenues have decreased to $1.055 million in the twelve months ended June 30, 2003 from $2.082 million for the nine months ended June 30, 2003.  The Company cannot be certain that the Company will be successful in reducing its costs, that the Company will be able to increase its revenues or that the Company will achieve sufficient revenues to become profitable. The Company expects to continue to incur expenses in order to, among other things, fund Cable California’s construction of the cable build in Mexico, and maintains its equipment and infrastructure in California and Mexico and to attract and retain customers. As a result, the Company will need to generate significantly higher revenues to achieve and maintain profitability. If the Company fails to significantly reduce its costs or to generate higher revenues, the Company may continue to incur operating losses and net losses and may be unable to continue its operations.

Implementation of the Company’s business plan depends upon the ability of Cable California to complete the cable build in Mexico and to provide multi-channel cable television to residents and businesses in the greater Tijuana, Mexico area.

On March 7, 2003, the Company acquired all of the class B stock of Cable California.  The class B stock represents 49.0% of the voting and economic interests in Cable California.  Cable California possesses a 30-year advanced telecommunications broadband concession (the “Concession”) from the Mexican government to construct and operate a 750 MHz fiber optic network providing multi-channel cable television (the “Cable Services”) to residents and businesses in the greater Tijuana, Mexico metropolitan area.   In connection with the Company’s acquisition of an ownership interest in Cable California, the Company has changed its business plan to focus on providing Cable Services solely within its core market – California and Mexico.  The success of its business plan is dependent upon Cable California’s ability to complete the cable build in Mexico, comply with the terms and conditions of the Concession, and successfully market and provide Cable Services to residents and businesses in Mexico. If Cable California is unable to successfully complete these items, the Company may not be able to implement its business plan which will have a material adverse effect on its business, business prospects, financial condition and results of operations.

The Company has a minority ownership interest in Cable California and, therefore, the Company does not control Cable California.

The Company’s business plan is dependent upon the success of Cable California.  The Company owns a 49.0% economic and voting interest in Cable California.  The remaining economic and voting interest in Cable California is owned by Mr. Carlos Bustamante. Accordingly, currently the Company is unable to exercise control over Cable California. While the Company is currently involved in negotiations with Mr. Bustamante to purchase from Mr. Bustamante his interests in Cable California, there can be no assurance that the Company will reach an agreement with Mr. Bustamante or, if the Company reach an agreement, that the Company will have sufficient funds or be able to acquire funds sufficient to purchase such interests. As a minority owner of Cable California, the Company may be unable to appoint management, determine or implement policies, implement business strategies, acquire or liquidate assets, select or terminate business relationships or liquidate, dissolve, sell or re-capitalize Cable California on such terms and conditions favorable to the Company, if at all.

Cable California’s Mexican concession is regulated by the Mexican government.

While the Company is unaware of any similar concessions granted to other parties for the Tijuana, Mexico area, the Mexican government could grant similar concessions to the Company’s competitors, or take other actions to affect the value of the Concession. In addition, the Mexican government also has (1) the authority to temporarily seize all assets related to the Concession in the event of a natural disaster, war, significant public disturbance and/or threats to internal peace and for other reasons of economic or public order in Mexico, and (2) the statutory right to expropriate any concession and claim all related assets for public interest reasons. Although Mexican law provides for compensation in connection with losses and damages related to temporary seizure or expropriation, there can be no assurance that the compensation will be adequate or timely. There can be no assurance that:

•                  Cable California will be able to obtain sufficient financing to complete the Mexican cable build;

•                  If Cable California obtains financing, it will be in a timely manner or on favorable terms; or

•                  Cable California will be able to comply with the terms and conditions of the Mexican Concession.

If Cable California cannot obtain funds sufficient to complete the Mexican cable build, it will have a material adverse effect on its business, business prospects, financial condition and results of operations. Additionally, if Cable California fails to comply with the terms of the Concession, the Mexican government may terminate the Concession without compensation to Cable California. A termination of the Concession would prevent the Company from completing its business plan and engaging in its proposed business.

Regulators in Mexico may challenge Cable California’s compliance with laws and regulations causing considerable expense and possibly leading to a temporary or permanent shut down of Cable California’s operations

Government enforcement and interpretation of the telecommunications laws and licenses is unpredictable and is often based on informal views of government officials and ministries in Mexico. This means that Cable California’s compliance with Mexican laws may be challenged. It could be very expensive to defend this type of challenge and the Company might not be successful in such challenges. If Cable California was found to have violated the laws that govern Cable California’s business, Cable California could be fined or denied the right to offer Cable Services.

Cable California’s operations may be affected by political changes in Mexico.

The Company’s business plan focuses on its ability to provide, through Cable California, Cable Services in Mexico. The political and economic climate in Mexico is more uncertain than in the United States and unfavorable changes could have a direct impact on the Company’s operations in Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. For example, a newly elected set of government officials could decide to quickly reverse the deregulation of the Mexican cable and telecommunications industry economy and take steps such as seizing the Company’s property, revoking its licenses, or modifying its contracts. Furthermore, a period of poor economic performance could reduce the demand for Cable Services in Mexico.  The Mexican government might decide to restrict the conversion of pesos into dollars or restrict the transfer of dollars out of Mexico into U.S. entities. These types of changes, whether they occur or are only threatened, could have a material adverse effect on the Company’s business, financial condition, results of operations and would also make it more difficult for the Company to obtain financing in the United States.

If Cable California begins providing cable services in Mexico, fees for such services will be collected in Mexican Pesos.

If the value of the Mexican peso declines relative to the dollar, the Company will have decreased revenues as stated in dollars. Under the Company’s current business plan, it expects a significant amount of its revenues to be derived from residents and businesses in Mexico. Revenue collected in Mexico will be in Mexican pesos. If the value of the peso relative to the dollar declines, that is, if pesos are convertible into fewer dollars, then its revenues, which are stated in dollars, will decline. The Company does not expect to engage in any type of hedging transactions to minimize this risk and do not intend to do so.

The market for the Company’s common stock is limited and price changes may be volatile.

The shares of the Company’s common stock are not traded on an exchange or through the Nasdaq National Market or the Nasdaq SmallCap Market. Instead, the Company’s shares are traded over-the-counter and the market for these shares is not as developed as it would be if the Company’s shares were listed on an exchange or included in the NASDAQ National or SmallCap markets.

The market price of the Company’s common stock is expected to be volatile for the foreseeable future. Factors such as quarterly fluctuations in results of operations, the announcement of new contracts or changes in either earnings estimates or investment recommendations by stock market analysts, among others, may cause the market price of the Company’s common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations which may continue for the foreseeable future. These broad market and industry fluctuations may adversely affect the market price of the Company’s common stock. Further, a share of the Company’s common stock currently falls within the SEC’s definition of a “penny stock.” The SEC has special disclosure requirements which broker-dealers must follow for most transactions in penny stocks. In addition, many broker-dealers will not deal in penny stocks. These factors may further limit the market for the Company’s common stock.

The Company’s substantial indebtedness could adversely affect any investment in securities outstanding from time to time

The Company has incurred significant indebtedness and may incur significant additional amounts of indebtedness in acquiring other assets or companies. The Company’s operations do not provide enough cash to service its indebtedness. The Company’s indebtedness could have important consequences. For example, it could:

•                  make it more difficult for the Company to pay its obligations;

•                  increase The Company’s vulnerability to general adverse economic and industry conditions;

•                  require the Company to dedicate a substantial portion of The Company’s cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other activities;

•                  limit the Company’s flexibility in planning for, or reacting to,

changes in its business and the industries in which the Company operate; and

•                  place the Company at a competitive disadvantage compared to its competitors that have less debt.

The Company’s ability to make payments on and to refinance its indebtedness or preferred stock and to fund capital expenditures and other activities depends on its ability to generate cash either from operations or from investing or other financing activities. To date, the Company has generated the bulk of its cash flow from the sale of securities or by borrowing money. There is no assurance that the Company will be able to continue generating cash in this fashion, particularly if its operating subsidiaries do not begin generating cash. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.  The Company may need to refinance all or a portion of its indebtedness on or before maturity.  The Company cannot assure you that the Company will be able to refinance any of its indebtedness, including its credit facilities, on commercially reasonable terms, if at all.

A change of control may be difficult

The Company’s certificate of incorporation contains, among other things, provisions authorizing the issuance of “blank check” preferred stock.  The Company is also subject to provisions of Delaware law which affect merger and other change of control transactions. These provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that its stockholders may consider to be in their best interests.

The sale of a substantial number of shares of The Company’s common stock in the public market could adversely affect the market price of its common stock

As of October 10, 2003, a total of approximately 14 million shares of the Company’s common stock were issuable on exercise of options or warrants previously issued by the Company or on conversion of outstanding preferred stock or reserved for issuance under the Company’s Stock Grant Plan approved by its board of directors in June 2002. See the information under the heading “Long-Term Incentive, Director Option, and Stock Grant Plans” in Item 10 of this Form 10-KSB. Sales or the expectation of sales of a substantial number of shares of the Company’s common stock, including shares issuable upon exercise or conversion of outstanding options, warrants or preferred stock, likely would have an adverse effect on the prevailing trading price of the Company’s common stock.

Satellite and direct broadcast satellite technology could fail or be impaired

Direct broadcast satellite technology is highly complex and is still evolving. As with any similar product or system, this technology might not function as expected or may not last for its expected life. If any of the DIRECTV satellites are damaged or stop working partially or completely for any of a number of reasons, DIRECTV customers would lose programming. In turn, the Company likely would lose customers, which could materially and adversely affect the Company’s operations, financial performance and the trading price of its common stock.

The Company does not control DIRECTV

The Company is an intermediary for DIRECTV and does not control DIRECTV or have any input on its programming. DIRECTV generally purchases its programming from third parties. DIRECTV’s success, and therefore the

Company’s, depends in large part on DIRECTV’s making good judgments about programming sources and ability to obtain programming on favorable terms.  The Company has no control or influence over DIRECTV.

Increases in programming costs could adversely affect the Company’s direct broadcast satellite business

Programmers could increase the rates that DIRECTV pays for programming. As a result, the Company’s costs would increase.  The Company would be faced with either increasing its rates and potentially losing customers or suffering a reduction in its margins. Further, the rules implementing the law requiring programming suppliers that are affiliated with cable companies to provide programming to all multi-channel distributors, including DIRECTV, on nondiscriminatory terms are scheduled to expire in 2002. If these rules are not extended, these programmers could increase DIRECTV’s costs, and therefore the Company’s costs. If the Company’s costs increase and the Company therefore increase its rates, the Company may lose customers. If the Company does not increase its rates, its costs, revenues and financial performance could be adversely affected.

Replacement of the current DIRECTV satellites could adversely affect the Company’s business

The Company may or may not be able to continue in the direct broadcast satellite business after the current DIRECTV satellites are replaced. If the Company can continue, the Company cannot predict what it will cost the Company to do so. The Company’s revenues and financial performance would be adversely affected if the Company is not able to continue in the direct broadcast business or if the Company cannot locate suitable replacement programming for its customers.

The Company could lose money because of signal theft.

Each year, the unauthorized receipt of direct broadcast or cable signals, or “signal theft,” costs the industry significant revenues. To date, signal theft has been contained. If, however, signal theft becomes widespread, the Company’s revenues likely would suffer. DIRECTV uses encryption technology in an effort to prevent people from receiving programming without paying for it. However, the technology is not foolproof, and there is no assurance that the Company will be protected from signal theft.

Direct broadcast satellite equipment shortages could adversely affect the Company’s direct broadcast business

There have been periodic shortages of direct broadcast satellite equipment. These shortages may occur in the future. During periods of shortage, the Company may be unable to accept new subscribers and, as a result, potential revenue could be lost. If the Company is unable to obtain direct broadcast satellite equipment in the future, or if the Company cannot obtain this equipment on favorable terms, the Company’s business and results of operations could be adversely affected.

The Company faces significant competition; the competitive landscape changes constantly

The Company competes with other multichannel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet providers and local and long-distance telephone companies. These competitors may be better capitalized than the Company are and may be able to offer more competitive packages or pricing than the Company or DIRECTV can offer. Many of the Company’s competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry. In addition, a number of these competitors may combine or form strategic partnerships. As a result, the Company’s competitors may be able to offer, or bring to market earlier, products and services that are superior to the Company’s own in terms of features, quality, pricing or other factors. The Company’s failure to compete successfully with any of these companies would have a material adverse effect on its business and the trading price of its common stock.

Increased competition also may result in reduced commissions and loss of market share. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company’s business and the trading price of its common stock.

The Company has recently changed its strategy to focus on a limited number of markets, which increases the its regulatory risk and will cause any downturn in these markets to have a greater adverse effect on its operations than is currently the case.

The Company has changed its strategy to focus on providing video, data and Internet service in the State of California and in the Northern Baja region of Mexico. As part of this strategy, the Company has sold assets located in the Pacific Northwest, Midwest and Southeastern United States. As a result, the Company’s success will be tied more closely to the economic prospects of a relatively small number of regions. If the economies of these regions experience difficulties, this will have a greater adverse effect on its operations and financial condition than would be the case if the Company continued to serve more markets. In addition, the Company has not previously operated in Mexico, and operating there involves regulatory hurdles not present in the United States and with which the Company are not familiar. If the Company is unable to overcome these hurdles, the Company will not be able to achieve its anticipated revenues from its operations in Mexico, which will have a material adverse effect on its financial condition and results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Management

The following table sets forth information regarding the Company’s officers and directors as of June 30, 2003:

NAME	AGE	POSITION
Grant Miller	47	Chief Financial Officer and Interim Chief Executive Officer
Margot Ritcher	53	Controller
Douglas D. Cole	48	Director
Jon Eric Landry	56	Director
Edward P. Mooney	44	Director
Russell R. Myers	43	Director
Ronald E. Spears	55	Director

Grant Miller.     Mr. Miller became the Company’s Interim Chief Executive Officer in September 2002. Mr. Miller joined USA Broadband, Inc. as its Chief Financial Officer in June 2002. From April 1999 to October 2001, Mr. Miller was a managing director in charge of financial services at Alitum, Inc., which provides application hosting and business management services. From October 1997 to November 1998, Mr. Miller was International Chief Financial Officer of WorldxChange Corporation, which provides international and local telephone service. From December 1995 to October 1997, Mr. Miller was the Director of International Development for Spain for Time Warner Cable and from 1985 to 1994 held various senior management positions with Time Warner Cable including Vice President of Finance.

Margot Ritcher.     Ms. Ritcher has served as the Company’s Controller since February 2003. Prior to that, Ms. Ritcher served as Vice President of Business Operations for DIRECTV International Technology where she worked on projects including DIRECTV and DigiTV in South America, Mexico, Europe, and the United States and she served as Controller for DIRECTV Domestic and Galaxy Latin America, where she directed all accounting, treasury, and customer billing. Ms. Ritcher served as Corporate Controller and Vice President of Management Information Systems for Intermedia Partners, a subsidiary of TCI (Tele-Communications Incorporated). Ms. Ritcher also has a strong public accounting background, having spent more than six years with Deloitte and Touche and Coopers & Lybrand.

Douglas D. Cole.     Mr. Cole has been a director since October 2001. Since August 2002 Mr. Cole has been Chairman and Chief Executive Officer of Trinity Companies, Inc. which provides technology-enabled learning, training and accreditation services to industry. Mr. Cole has served as Interim President and Chief Executive Officer of Cable Concepts, Inc., the Company’s subsidiary, since November 2001. From August 1998 to June 2000, Mr. Cole served as a director of RateXchange Corporation and as a director of two of RateXchange’s subsidiaries; RateXchange I, Inc. and PolarCap,

Inc. Mr. Cole served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from April 1999 to February 2000. He served as the Chief Executive Officer of PolarCap, Inc. from its inception in 1995 until August 1998. From 1995 to 1996, Mr. Cole served as President and Chief Executive Officer of Starpress, Inc. after Great Bear Technology Company, a publicly-held California company, acquired Starpress. He served as President and Chief Executive Officer of Great Bear from 1993 through 1996.

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

Edward P. Mooney.     Mr. Mooney has served as a director since April 2001. He served as the Company’s Executive Vice President from April 2001 and as its Interim President and Interim Chief Executive Officer from December 2001 through September 2002 while the Company recruited additional executive management. Mr. Mooney has served as a director of Trinity Companies, Inc. since August 2002. Since October 2002, Mr. Mooney has served as President of Trinity Companies, Inc. Mr. Mooney also served as a director of Category 5 Technologies, Inc. during 2001 and 2002 through that Company’s merger with Mind Arrow, Inc., another public company. Prior to becoming the Company’s Executive Vice President, Mr. Mooney was self-employed as a corporate development consultant. Mr. Mooney served as Executive Vice President (April 1999 to April 2000) and director (November 1998 to April 2000) of RateXchange Corporation. Mr. Mooney has also served as President (September 1996 to April 1997) and as a director (September 1996 to May 1998) of WorldPort Communications, Inc. From September 1993 to November 1998, Mr. Mooney was an analyst for Maroon Bells Capital Partners, Inc.  Additionally, since 1998, Mr. Mooney has provided consulting services to Maroon Bells Capital, L.L.C. Mr. Mooney is not an officer, director or shareholder of Maroon Bells Capital, L.L.C.

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

Ronald E. Spears.     Mr. Spears has served as a director since June 2002. Since March 2002, Mr. Spears has been President, Global Accounts of AT&T Corporation. From March 2000 to January 2002, Mr. Spears was the Chairman and Chief Executive Officer of Vaultus, formerly Mobile Logic, Inc., where he focused on strategic business planning, marketing, communications, financing and business alliances. Mr. Spears joined Vaultus after serving as the President and Chief Executive Officer of CMGI Solutions from May 1999 to March 2000. Before joining CMGI Solutions, Mr. Spears served as President and Chief Operating Officer of e.spire Communications from February 1998 to April 1999. From June 1995 to January 1998, he was corporate vice president at Citizens Utilities, managing that company’s independent telephone company operations in 13 states. Mr. Spears also serves as a director of RateXchange Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of, and transactions in, the Company’s stock by its executive officers and directors are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the Company’s last fiscal year, the Company believe that all filings required under Section 16(a) were timely filed during the transaction period, except for a Form 4 filed by Douglas Cole for one transaction occurring in April 2002 was filed six days late and a Form 4 for Russell Myers for a transaction occurring in April 2002 was also filed late.

ITEM 10.    Executive Compensation

Executive Officer Compensation

The table set forth below describes the compensation paid to the Company’s Chief Executive Officer and its other most highly compensated executive officers for the fiscal year ended June 30, 2003, the twelve months ended June 30, 2002, and the fiscal year ended September 30, 2001. For purposes of the chart “2003” means the twelve month period beginning July 1, 2002 and ended June, 30, 2003, “2002” means the period July 1, 2001 to June 30, 2002, (not the nine month transition period of October 1, 2001 to September 30, 2002, to enhance comparability), and “2001” means the period October 1, 2000 to September 30, 2001. As a result, compensation information for the three months ended September 30, 2001 is included both in year “2002 and year “2001”.

Name and Principal Position(1)	Year	Salary ($)		Other Annual Compensation ($)	Bonus	Restricted Stock Award(s)		Securities Underlying Options/SARS		All Other Compensation ($)

Grant Miller (2)
Chief Financial	2003	$220,000			$100,000			500,000	(2)
Officer and Interim	2002	—		—	—	—		—		—
Chief Executive	2001	—		—	—	—		—		—
Officer

David M. Lerten
Chief Executive	2003	—		—	—	—		—		—
Officer and	2002	—		—	—	—		—		—
President	2001	217,806	(3)	—	—	—		—		125,000	(3)

Edward P. Mooney
Interim President and	2003	—		—	—	—		—		—
Chief Executive	2002	135,000	(4)	—	120,000		(5)	125,000		—
Officer	2001	71,500		—	—	—		—		—

(1)  Other than Messrs. Mooney, Miller and Lerten, the Company does not have any other executive officers who received compensation in excess of $100,000 during the 2001, 2002, or 2003

(2)  Mr. Miller has served as the Company’s Chief Financial Officer since June, 2002 and served as its Interim Chief Executive Officer from September, 2002 to September, 2003 when Arturo Alemany was appointed to serve as the Company’s Chief Executive Officer. Mr. Miller was awarded 500,000 options under his employment contact, 225,000 are vested as of June 30, 2003.

(3)  Mr. Lerten served as the Company’s Chief Executive Officer and President from April 2001 to December 2001, when he resigned to pursue other interests. Rather than paying Mr. Lerten a salary, Mr. Lerten billed the Company monthly for his services and expenses incurred in connection with serving as the Company’s Chief Executive Officer and President. Accordingly, the salary listed in the above table includes amounts paid to Mr. Lerten for services provided to the Company from April 2001 to December 2001 and reimbursement for business expenses incurred by Mr. Lerten in connection with acting as the Company’s Chief Executive Officer and President during the same period. In connection with Mr. Lerten’s resignation in December 2001, the Company entered into a separation agreement with Mr. Lerten. Pursuant to the separation agreement, on December 19, 2001, the Company granted Mr. Lerten an option to purchase 235,000 shares of Common Stock. Additionally, to offset certain fees and expenses owed by the Company to Mr. Lerten, the Company reduced the principal and accrued interest amount of the promissory note delivered to the Company by Mr. Lerten for his purchase of 166,667 shares of Series A Preferred Stock from $252,500 to $127,500, effective January 2, 2002.

(4)  Mr. Mooney served as the Company’s Executive Vice President from April 2001 to December 2001, when he served as the Company’s Interim Chief Executive Officer and President until September 2002. Pursuant to the Company’s employment agreement with Mr. Mooney, Mr. Mooney’s annual salary for fiscal year 2001 was $120,000. Beginning in April 2002, Mr. Mooney’s salary increased to $180,000. The Company’s board of directors also authorized the payment to Mr. Mooney of a bonus in the amount of $120,000. The amounts included in the table represent amounts received by Mr. Mooney or owed by the Company to Mr. Mooney, including reimbursement of expenses.

(5)  In June 2002, the Company’s board of directors approved the issuance of 150,000 shares of stock to Mr. Mooney under a Stock Grant Plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Mooney has not yet has been granted any shares. See the information under the heading “Long-Term Incentive, Director Option, and Stock Grant Plans” below.

Long-Term Incentive, Director Option and Stock Grant Plans

Effective July 9, 2001, the Company adopted the Long-Term Incentive Plan of USA Broadband, Inc. for its key employees and any subsidiary and consultants providing services to it or any of its subsidiaries. The plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and dividend equivalents. The total number of shares of common stock authorized for awards under the plan is 1,500,000 shares. The plan was adopted with the intent to promote the Company’s success by aligning the personal interests of its key employees and consultants to those of the Company’s stockholders and by providing its key employees and consultants with an incentive for outstanding performance.  The Company has issued options to purchase approximately 5,900,000 shares of the Company’s common stock to employees and consultants. Approximately 3,400,000 of those options were issued outside of the Company’s Long-Term Incentive Plan and therefore are considered non-qualified options.

On May 29, 2001 the Company’s Director Option Plan became effective. The Director Option Plan provides for the grant of nonstatutory stock options to its non-employee directors under an automatic, non-discretionary grant mechanism. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Director Option Plan. On July 1, 2003 the Company granted the following options to its Directors:

Last Name	First Name	No. of shares	Exercise Price	Date of Grant	Term
Cole	Douglas	100,000	$1.10	1-Jul-03	5 years
Landry	Jon Eric	100,000	$1.10	1-Jul-03	5 years
Mooney	Edward	100,000	$1.10	1-Jul-03	5 years
Myers	Russell	100,000	$1.10	1-Jul-03	5 years
Spears	Ronald	100,000	$1.10	1-Jul-03	5 years
Spears	Ronald	50,000	$1.10	1-Jul-03	5 years

Only non-employee directors are eligible to participate in the Director Option Plan. The exercise price of options granted to outside directors under the plan must be 100% of the fair market value of the Company’s common stock on the date of grant. The Director Option Plan provides that each newly appointed or elected outside director, who was not a current director on the date on which the director option Plan became effective, will be granted an option to purchase 25,000 shares of the Company’s common stock on January 1 of each year after his or her appointment, if the director has served as a director for at least six months as of this date and remains an outside director. Alternatively, the Director Option Plan allows for other grants as may be approved by the Company’s board of directors.

The Director Option plan allows for cashless exercise of options granted, using the value of the options themselves or previously-owned shares of the Company’s common stock. Options granted to the outside directors expire after ten years, or upon termination of the individual’s tenure as a director, whichever is earlier. Options granted to the outside directors become fully vested three months after they are granted.

The shares issuable upon exercise of options granted under the Director Option Plan will be adjusted for stock splits, stock dividends, and similar transactions. In the event of a propose dissolution or liquidation, to the extent that an option has not been previously exercised, it will terminate immediately prior to the consummation of the proposed action. In the event of the merger or sale of substantially all of the Company’s assets, all outstanding options will be assumed or substituted by the successor corporation, or if they are not assumed or substituted, will become fully vested, unless the Company’s board of directors determines otherwise.

With two exceptions, the Company’s board of directors may amend the Director Option Plan at any time or may terminate it without approval of the shareholders. The first exception is that the board of directors may not unilaterally alter or impair any option previously granted under the Director Option Plan without the consent of the holder of the option. The second exception is that the board of directors may not amend the term of the plan, which is ten years.

On June 6, 2002, the Company’s board of directors approved a Stock Grant Plan under which up to 1,000,000 shares of its common stock could be issued to employees, consultants or other individuals providing services to the Company. Under the plan, each individual to whom shares are granted under the plan would not be able to acquire such shares until the expiration of a waiting period of a minimum of sixty days. In addition, the plan would require the Board to appoint an individual who has a financial background and is knowledgeable about the stock market as an authorizing agent. The authorizing agent would approve the distribution of shares from the plan after the waiting period only if he or she believes that the additional shares would not have a material negative affect on the market for the

Company’s common stock. Without authorization from the authorizing agent, no shares may be distributed from the plan.

Under the Stock Grant Plan, if the authorizing agent determines that a certain number of shares may be distributed from the Plan without a material negative effect on the market for the Company’s in a material way, the authorizing agent will send notice to each of the individuals to whom shares may be granted under the Plan. The shares from the Plan that are authorized to be distributed will be granted on a first come-first served basis to those individuals that notify the authorizing agent of their desire to acquire the shares at that time. If less than all of the shares that are authorized to be distributed at that time are actually distributed pursuant to the first come-first served opportunity, the remaining shares will be distributed on a pro rata basis among each individual eligible to receive shares of the Company’s common stock under the plan.

Under the Stock Grant Plan, if the authorizing agent determines that shares may be distributed from the Plan, those shares may be distributed only to individuals who continue to be employees, officers or directors of the Company or who continue to maintain a consulting relationship with the Company at the time of distribution. The shares to be distributed under the Plan will have piggyback registration rights associated with them. The Company’s board has approved the issuance of a total of 1,000,000 shares under the plan to various officers, directors and consultants of the Company. See the information contained under the heading “Executive Officer Compensation” in Item 10 of this Form 10-KSB.

Compensation of Directors

The Company compensated its Directors by granting them stock options.

Last Name	First Name	No. of shares	Exercise Price	Date of Grant	Term
Cole	Douglas	100,000	$1.10	1-Jul-03	5 years
Landry	Jon Eric	100,000	$1.10	1-Jul-03	5 years
Mooney	Edward	100,000	$1.10	1-Jul-03	5 years
Myers	Russell	100,000	$1.10	1-Jul-03	5 years
Spears	Ronald	100,000	$1.10	1-Jul-03	5 years
Spears	Ronald	50,000	$1.10	1-Jul-03	5 years

Employment and Change in Control Severance Agreements

On July 1, 2003, the Board of Directors entered into an employment agreement with Mr. Grant Miller, the Company’s Chief Financial Officer. The agreement is for a term of three years. Pursuant to the agreement, Mr. Miller is entitled to receive a base salary of $240,000 per year and a bonus of up to 100% of his salary as directed by the Board. In connection with the agreement, Mr. Miller was granted an option to purchase 500,000 shares of common stock at $1.10 per share, of which, the option to purchase 125,000 shares vests immediately with the remaining 375,000 shares vesting in equal installments over the next three years. The agreement provides for a one year severance should Mr. Miller be terminated without cause.

On March 18, 2003, Lewis Suders resigned as the Company’s chief operating officer, effective February 15, 2003.  In connection with his resignation, the Company entered into a severance agreement with Mr. Suders under which the Company agreed to pay Mr. Suders, in addition to back pay and reimbursement of expenses, a total of $25,000 in resolution of all claims Mr. Suders may have with regard to a signing bonus, severance pay, or any other compensation.

During the year ended June 30, 2003, an option to purchase 500,000 shares was granted to the Company’s Chief Financial Officer. The option had an exercise price of $2.00 per share.  Subsequent to the issuance of the option, the Company agreed to change the exercise price of the option to $1.33 per share to more accurately reflect the then-current market price of the Company’s common stock.  The change of the exercise price is subject to ratification by the Company’s board of directors.  No compensation cost was required to be recognized as the stock price was less than the modified exercise price.  However, variable accounting will apply to these options and compensation expense may be required to be recognized in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,500,000	(1)	$1.49	0
Equity compensation plans not approved by security holders	3,402,075	(2)	$2.99	1,000,000	(3)
Total	5,902,075

(1)                                  Consists of shares issued under the Company’s Long-Term Incentive Plan.

(2)                                  Consists of options granted pursuant to the Director Option Plan and options issued outside any formal plan.

(3)                                  Consists of shares remaining available for issuance under a Stock Grant Plan approved by the Company’s board of directors in June 2002.

Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 26, 2003 regarding the beneficial ownership of (1) each person known by the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities and (2) the Company’s directors, each named executive officer and its directors and executive officers as a group. As of October 14, 2003, the Company had 13,866,383 shares of common stock outstanding, and 3,811,167 shares of Series A Preferred Stock outstanding.

Each share of the Company’s Series A Preferred Stock is convertible into one share of the Company’s common stock, subject to adjustment as provided in the Certificate of Designations for the Series A Preferred Stock. Unless otherwise indicated, the address of each person listed in the table is 121 Broadway Ste. 624, San Diego, California, 92101.

Beneficial Ownership of Company

Officers, Directors, 5% Shareholders

Name	Common Stock	Series A Preferred Stock	% of Series A Preferred Stock	Aggregate Options and Warrants	Total Common Beneficially Owned (2)	% Benefical Ownership Of Common Stock(1)

dick clark international cable ventures	2,500,000	0	0.00%	0	2,500,000	11.00%
Las Americas Broadband, Inc.	2,250,000	0	0.00%	0	2,250,000	9.90%
Paul Moore / Maroon Bells(3)	834,841	196,894	5.55%	1,200,000	2,231, 735	9.82%
Theodore H. Swindells (4)	501,515	292,050	8.23%	566,667	1,360,232	5.98%
Jon Eric Landry (5)	363,017	35,388	1.00%	350,000	748,405	3.29%
Russell Meyers (7)	164,257	366,667	9.62%	150,000	680,924	3.00%
Edward Mooney (6)	316,250	0	0.00%	325,000	641,250	2.82%
Doug Cole	52,727	0	0.00%	325,000	377,727	1.66%
Grant Miller(10)	0	0	0.00%	100,000	100,000	0.44%
Ron Spears(8)	0	0	0.00%	150,000	150,000	0.66%
Arturo Alemany(9)	0	0	0.00%	300,000	300,000	0.66%
Margot Ritcher(11)	0	0	0.00%	100,000	100,000	0.11%

Total	6,982,607	890,999		3,566,667	11,440,273

(1)                                  Includes only shares issuable upon exercise of options or warrants that may be currently exercised or will become exercisable within 60 days of October 10, 2003.

(2)                                  Includes outstanding common stock at October 10, 2003 and outstanding Series A Preferred Stock at October 10, 2003 (assuming the Series A Preferred Stock is converted on a 1:1 basis), plus shares issuable upon exercise of all options or warrants.

(3)                                  Consists of  631,841 shares of common stock, 196,894 shares of Series A Preferred Stock and warrants to purchase 200,000 shares of common stock owned by Mr. Moore, and 203,000 shares of common stock and warrants to purchase 500,000 shares of common stock and options to purchase 500,000 shares of common stock owned by Maroon Bells Capital, L.L.C. Mr. Moore is a principal of Maroon Bells Capital, L.L.C. and, therefore, he may be deemed to beneficially own shares owned by, or issuable upon exercise of warrants held by, Maroon Bells Capital, L.L.C. Mr. Moore shares voting and dispositive power with Maroon Bells Capital, L.L.C. with respect to all shares.  Mr. Moore disclaims beneficial ownership of shares owned by or issuable upon the exercise of warrants held by Maroon Bells Capital,  L.L.C. Maroon Bells is a merchant banking firm. Mr. Moore’s mailing address is 269 Market Square, Lake Forest, Illinois 60045.

(4)                                  Mr. Swindell’s business address is c/o Fairway Western, 11400 Southeast 8th Street, Bellevue, WA 98004.

(5)                                  Mr. Landry’s mailing address is Landry Montana Partners, Inc., 269 Market Street, Lake Forest, IL 60045.

(6)                                  Mr. Mooney’s mailing address is 921 Transport Way, Suite 4, Petaluma, California 94954.

(7)                                  Consists of 1,405 shares of common stock owned by Geneva Associates Advisors, LLC, 2,504 shares of common stock owned by Geneva Associates, LLC, 132,235 shares of common stock owned by Blue Ridge Investors II, LP, and 28,113 shares of common stock and 366,667 shares of Series A Preferred Stock owned by Geneva Associates Merchant Banking Partners I, LLC. Mr. Meyers may be deemed to beneficially own Shares owned by Geneva Associates Advisors, LLC, Geneva Associates, LLC, Blue Ridge Investors II, LP, and Geneva Associates Merchant Banking Partners I, LLC as a result of his relationship to these Entities. Mr. Myers also may be considered the beneficial owner of 1,150,000 shares of Series B Preferred Stock owned by Geneva associates Merchant Banking Partners I, LLC, 134,074 shares of Series C Preferred Stock owned by Geneva Associates Advisors, LLC, 2,816,762 shares of Series C Preferred Stock owned by Blue Ridge Investors II, LP, 1,533,468 shares of Series C Preferred Stock owned by Geneva Associates Merchant Banking Partners I, LLC, and 238,992 shares of Series C Preferred Stock owned by Geneva Associates, LLC.  Mr. Myers’ mailing address is c/o Geneva Merchant Banking Partners, 300 North Greene Street, Greensboro, NC 27401.

(8)                                  Mr. Spears’ mailing address is 390 Oenoke Ridge, New Canaan, CT 06840.

(9)                                  Mr. Arturo Alemany was appointed to serve as Chairman of the Board and Chief Executive Officer, effective September 16, 2003. Mr. Alemany has an option to purchase up to 300,000 shares of common stock at $1.10 per share, of which Mr. Alemany may purchase immediately (or within 60 days of October 10, 2003) up to 150,000 shares. The remaining shares may be purchased in equal installments over the next two quarters.

(10)         Mr. Miller has the following two options to purchase shares of common stock: (a) an option to purchase up to 500,000 shares of common stock at $1.33 per shares, of which Mr. Miller may purchase immediately (or within 60 days of October 10, 2003) up to 250,000 shares and the remaining shares may be purchased in equal installments over the next two years; and (b) an option to purchase up to 500,000 shares of common stock at $1.10 per share, of which Mr. Miller may purchase immediately (or within 60 days of October 10, 2003) up to 125,000 shares and the remaining shares may be purchased in equal installments over the next three years.

(11)         Ms. Ritcher has an option to purchase up to 100,000 shares of common stock at $1.10 per share, of which Ms. Ritcher may purchase immediately (or within 60 days of October 10, 2003) 25,000 shares and the remaining shares may be purchased in equal installments over the next three years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 29, 2003, the Company renewed an advisory agreement with Maroon Bells Capital, L.L.C., a merchant banking firm, to provide certain advisory and business development services in exchange for a monthly advisory fee. The term of the agreement is twenty-four months with an automatic twelve-month renewal. Maroon Bells is one of the Company’s significant stockholders. Mr. Paul Moore, another one of significant stockholders, is a principal of Maroon Bells. See the information under the caption “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 11 of this Form 10-KSB. In addition, Maroon Bells earned a fee in connection with the Company’s acquisition of Cable Concepts, Inc. The board granted 500,000 warrants in connections with the renewal of the agreement. In 2001, Maroon Bells was granted 500,000 options to purchase common stock at $1.50 per share in connection with the prior agreement.

During the year ended June 30, 2003, Mr. Paul Moore advanced the Company approximately $214,500 in connection with the Company’s acquisition of Cable California. The Company recognized that it owes $315,000 in management advisory service fees under the Maroon Bells Consulting Agreement and approximately $196,000 in reimbursable out of pocket expenses incurred by Mr. Moore in connection with the Company’s business.  Maroon Bells Capital earned $205,000 in finder’s fees in connection with the Company’s funding efforts. Mr. Moore converted approximately $475,000 of indebtedness into 431,818 shares of common stock at the rate of $1.10 per share of this amount. The $475,000 of indebtedness that was converted into shares consisted of $107,300 of a note and $367,700 of accounts payable. At June 30, 2003, the Company owed Mr. Moore approximately $925,000.  Maroon Bells Capital and Mr. Moore are currently in final negotiations with the Company to convert up to $750,000 of this debt to equity.

The Company previously agreed to compensate Douglas D. Cole, who is one of the Company’s directors, for consulting services. Mr. Cole has and continues to provide these services, and as of June 30, 2002 the Company owed him a total of $25,000 for services rendered and reimbursement of expenses. In June 2003, Mr. Cole converted $58,000 of amounts owed to him into common stock at a conversion rate of $1.10 per common share.  He received 52,727 common shares in connection with the conversion.  In consideration for similar services and Mr. Cole’s deferring payment for past services rendered, in June 2002 the Company’s board approved the issuance of 100,000 shares of its common stock to Mr. Cole under the Company’s Stock Grant Plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Cole has not yet been granted any shares. See the information under the heading “Long-Term Incentive, Director Option and Stock Grant Plans” in Item 10 of this Form 10-KSB.

In consideration for his agreeing to join the Company’s board of directors, in June 2002 the Company’s board approved the issuance to Mr. Spears of 25,000 shares of the Company’s common stock under its Stock Grant Plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Spears has not yet has been granted any shares. See the information under the heading “Long-Term Incentive, Director Option and Stock Grant Plans” in Item 10 of this Form 10-KSB.

On March 4, 2002, the Company issued two unsecured notes payable in the amount of $150,000 each to Theodore Swindells and Paul Moore, both of whom beneficially own over 5% of the Company’s common stock. These notes bear interest at the rate of 10% per year and had a due date of October 31, 2002. In July 2002 the Company agreed to issue warrants to Mr. Moore and Mr. Swindells, in connection with various loans and advances made by these individuals to the Company. Mr. Moore and Mr. Swindells each were granted warrants to purchase 200,000 shares of the Company’s common stock. In June 2003, Mr. Moore converted the outstanding principal of his note of $150,000 plus accrued interest of $20,300 for a total amount of $170,300 conversion to 154,818 common shares at the rate of $1.10 per common share. A portion of Mr. Swindell’s note was paid along with accrued interest of approximately $20,000 resulting in an outstanding balance due in April 2004 to Mr. Swindells of approximately $130,000.

In consideration for advances of funds to the Company, and services provided to the Company, including assistance with financings, in June 2002 the Company’s board approved the issuance of 350,000 shares of its common stock to Mr. Paul Moore under the Company’s Stock Grant Plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Moore has not been granted any shares. See the information under the heading “Long-Term Incentive, Director Option and Stock Grant Plans” in Item 10 of this Form 10-KSB.

In October 2002 the Company obtained a bridge loan from Mr. Theodore Swindells in the amount of $500,000 and in February 2003 the Company obtained a bridge loan in the amount of $100,000 from Mr.Swindells. The loans are evidenced by promissory notes. The holder of these notes, Mr. Swindells, beneficially owns over 5% of the Company’s common stock. The promissory notes issued bear interest at a rate of 18% per year with a due date of due six months from the date of issue. In addition, in connection with these loans, the Company issued the shareholder warrants to purchase 300,000 and 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring in 2008.

On April 15, 2003, the Company entered into an advisory agreement with Jon Eric Landry, who is one of the Company’s directors, under which Mr. Landry agreed to provide advice in connection with the Company’s corporate finance strategy, business plan and investor relations and other matters. The agreement has a 36-month term. In consideration for Mr. Landry’s services, the Company agreed to pay him $1.00 per year. In addition, if the Company secures permanent financing of $5,000,000 or more, or if a significant financing event occurs that allows us to realize sufficient liquidity to satisfy current operating expenses, Mr. Landry will be entitled to additional compensation, in an amount to be agreed upon between the Company and Mr. Landry and approved by the Company’s board of directors.

In June 2003 several of the Company’s directors and investors forgave amounts owed to them in exchange for issuance of common stock. Mr. Mooney exchanged $182,875 in accounts payable for 166,250 shares of common stock at the rate of $1.10 per share. Mr. Swindells exchanged promissory notes with an aggregate of principal and interest of $166,667 for 151,515 shares of common stock at the rate of $1.10 per share. Mr. Cole exchanged accounts payable owed to him in the amount of $58,000 for 52,727 shares of common stock at the rate of $1.10 per share. Mr. Landry exchanged accounts payable due to Landry Mountain Partners of $239,819 for 218,017 shares of common stock at the rate of $1.10 per share. Mr. Moore converted accounts payable in the amount of $304,700 to 277,000 shares of common stock at the rate of $1.10 per common share. Mr. Moore also converted a note payable with balance of $170,300 including principal and interest to Mr. Moore.

ITEM 13.         Exhibits and Reports on Form 8-K

(a)     Exhibit Index

Exhibit No.	Description

21	List of Subsidiaries

31	Certification

32	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On March 7, 2003, the Company filed an amendment on form 8K/A amending a Form 8-K that the Company previously filed on March 21, 2003. On the Form 8-K/A, the Company reported updated information regarding its acquisition of interests in Cable California S. A. de S.V., a Mexican corporation.

ITEM 14.         CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation of the effectiveness of disclosure controls and procedures as required by paragraph (b) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, management concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal period covered by this report that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA BROADBAND, INC.

By:	/s/ GRANT MILLER
Its:	Chief Financial Officer

Dated: October 14, 2003

Pursuant to the requirements of the Securities Exchange Act of f1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ARTURO ALEMANY	Chief Executive Officer and Director	October 14, 2003
/s/ GRANT MILLER	Chief Financial Officer	October 14, 2003
/s/ RONALD E. SPEARS	Director	October 14, 2003
/s/ JON ERIC (RIC) LANDRY	Director	October 14, 2003

F1

INDEPENDENT AUDITOR’S REPORT

Board of Directors

USA Broadband, Inc.

Coronado, California

We have audited the accompanying consolidated balance sheets of USA Broadband, Inc. and Subsidiaries as of June 30, 2003 and June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2003 and nine months ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Broadband, Inc. and Subsidiaries as of June 30, 2003 and June 30, 2002, and the results of their operations and their cash flows for the year ended June 30, 2003 and the nine months ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein + Associates LLP

Denver, Colorado

August 20, 2003

F2

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in 000’s, except per share data)

	June 30, 2003	June 30, 2002
ASSETS
Current Assets:
Cash	$79	$88
Restricted cash	0	500
Accounts receivable, net	16	171
Prepaid expenses and other	42	15
Total current assets	137	774
Property and Equipment:
Cable properties	2,740	9,831
Cable equipment	775	975
Leasehold improvements	2	2
Furniture and equipment	34	34
Computer software and equipment	114	113
Vehicles	7	7
	3,672	10,962
Less accumulated depreciation	(1,242)	(1,472)
Net property and equipment	2,430	9,490
Note Receivable	—	504
Assets Held for Sale, net	239	925
Investment in Cable California	6,006	—
Other Assets	256	87
Total Assets	9,068	$11,780

See accompanying notes to these financial statements.

F3

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in 000’s, except per share data)

	June 30, 2003	June 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line-of-credit	—	$100
Current portion of long-term debt, capital lease obligations, and notes payable	$4,481	5,096
Accounts payable	3,737	4,036
Accrued liabilities	1,362	735
Note Payable Shareholder	130	—
Deferred revenues	94	11
Total current liabilities	9,804	9,978
Deferred Revenues	—	457
Other Liabilities	—	15
Commitments and Contingencies, (Notes 10 and 14)

Stockholders’ Equity:
Preferred stock, $.001 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; 3,811,387 and 3,873,015 outstanding, liquidation preference of $6,331,000;	5,458	5,550
Series B preferred stock; 2,625,000 shares designated; outstanding, 2,625,000 liquidation preference of $3,126,000;	2,391	2,391
Series C preferred stock; 7,875,000 shares designated; outstanding, liquidation preference of $7,875,000	7,875	7,875
Common stock, $.001 par value; 100,000,000 shares authorized; 13,609,925 and 6,299,316 outstanding	14	6
Additional paid in capital	19,881	6,790
Deferred Option Compensation	(315)	—
Accumulated deficit	(36,040)	(21,282)

Total stockholders’ equity (deficit)	(736)	1,330
Total Liabilities and Stockholders’ Equity	$9,068	$11,780

See accompanying notes to these financial statements.

F4

USA BROADBAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in 000’s, except per share data)

	For the year Ended June 30, 2003	For the Nine Months Ended June 30, 2002

Revenues	$1,539	$2,082
Cost of Revenues	674	612
Gross profit	865	1,470
Operating Expenses:
Selling, general and administrative	8,351	6,611
Depreciation	1,012	1,314
Impairment of long-lived assets	80	9,850

Total operating expenses	9,443	17,775
Loss from operations	(8,578)	(16,305)
Other Income (Expense):
Interest expense, net	(1,312)	(403)
Equity in earnings of Cable California	(833)	—

Other income (expense), net	—	4
Net Loss from continuing operations	(10,723)	(16,704)
Discontinued Operations
Income from Discontinued Operations	505	768
Income/ (Loss) from Disposal of Assets	(4,540)	—
NET LOSS	$(14,758)	$(15,936)
Accrued Cumulative Preferred Stock Dividends	826	614
Net Loss Applicable to Common Shareholders	$(15,584)	$(16,550)
Net Loss per Common Share, (primary and diluted)	$(1.35)	$(3.09)
Weighted Average Common Shares Outstanding, (primary and diluted)	11,531,000	5,360,000

See accompanying notes to these financial statements.

F5

USA BROADBAND, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2003 AND THE NINE MONTHS ENDED JUNE 30, 2002
($ in 000’s except per share data)

									Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance September 30, 2001	3,283,899	$4,733	2,625,000	$2,391	7,875,000	$7,875	4,963,000	$5	$4,611	$(5,346)	$—	$14,269

Proceeds from sale of former directors shares	—	—	—	—	—	—	—	—	110	—	—	110
Proceeds from sale of Series A Preferred	521,515	782	—	—	—	—	—	—	—	—	—	782
Series A Preferred issued for services	44,268	—	—	—	—	—	—	—	—	—	—	—
Options issued to employees	—	—	—	—	—	—	—	—	455	—	—	455
Options issued to non employees	—	—	—	—	—	—	—	—	84	—	—	84
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	72	—	—	72
Shares issued in exercise of warrants	—	—	—	—	—	—	528,022	—	5	—	—	5
Shares issued in payment of liability	23,333	35	—	—	—	—	—	—	—	—	—	35
Proceeds from sale of Common Stock	—	—	—	—	—	—	720,869	1	1,441	—	—	1,442
Offering costs	—	—	—	—	—	—	—	—	(123)	—	—	(123)
Shares issued for conversion of notes payable	—	—	—	—	—	—	50,000	—	100	—	—	100
Fair value of warrants issued as consideration for debt retirement	—	—	—	—	—	—		—	35	—	—	35
Net loss	—	—	—	—	—	—		—	—	(15,936)	—	(15,936)
Shares issued for option exercise	—	—	—	—	—	—	37,425	—	—	—	—	—

Balance, June 30, 2002	3,873,015	5,550	2,625,000	2,391	7,875,000	7,875	6,299,316	6	6,790	(21,282)	—	1,330

Conversion of A to Common Stock	(61,628)	(92)	—	—	—	—	61,628	—	92	—	—	—
Shares issued in payment of liability	—	—	—	—	—	—	1,208,112	2	1,479	—	—	1,481
Shares issued for conversion of notes payable	—	—	—	—	—	—	597,554	1	406	—	—	407
Discount on notes payable	—	—	—	—	—	—	—	—	1,237	—	—	1,237
Shares issued for services	—	—	—	—	—	—	53,161	—	40	—	—	40
Fair value of options issued for service	—	—	—	—	—	—	—	—	1,401	—	(315)	1,086
Warrant exercise	—	—	—	—	—	—	43,333	—	—	—	—	—
Proceeds from sale of Common Stock	—	—	—	—	—	—	346,821	—	266	—	—	266
Shares issued for purchase of subsidiary	—	—	—	—	—	—	5,000,000	5	5,995	—	—	6,000
Fair value of warrants issued for services	—	—	—	—	—	—	—	—	2,175	—	—	2,175
Net deficit	—	—	—	—	—	—	—	—	—	(14,758)	—	(14,758)

Balance, June 30, 2003	3,811,387	$5,458	2,625,000	$2,391	7,875,000	$7,875	13,609,925	$14	$19,881	$(36,040)	$(315)	$(736)

See accompanying notes to these financial statements.

F6

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
$000

	For the year Ended June 30, 2003	For the Nine Months Ended June 30, 2002
OPERATING ACTIVITIES:
Net loss	$(14,758)	$(15,936)
Adjustments to reconcile net loss to net cash from operating activities:
Impairment of long-lived assets	80	9,850
Depreciation	1,012	1,314
Loss on disposal of fixed assets	3,489	1,724
Loss on sale of asset	955	—
Amortization of deferred financing costs	—	51
Options and warrants issued for service	3,261	611
Amortization of note discount	627	—
Bad Debt Expense	63	37
Loss on Investment in subsidiary	833
Commons Stock issued for interest	40	—
Common Stock issued for service	40	—
Warrants issued for consideration of Debt retirement	—	35
Changes in operating assets and liabilities:
Accounts receivable	(195)	109
Restricted Cash	500	—
Prepaid expenses	(7)	1
Accounts payable	1,612	314
Accrued liabilities	1,504	424
Deferred revenues	(374)	(207)
Other assets	(229)	153
Other liabilities	—	(69)
Net cash used in operating activities	(1,547)	(1,589)
INVESTING ACTIVITIES:
Proceeds from sale of note receivable	350
Net proceeds from sale of assets	42	412
Purchases of property and equipment	(1)	(389)
Advances to Las Americas	(386)	(500)
Investment in Cable California	(254)
Net cash used in investing activities	(249)	(477)
FINANCING ACTIVITIES:
Payments on debt	(899)	(1,007)
Borrowing of debt	2,420	764
Proceeds from issuance of common stock	266	1,324
Proceeds from preferred stock issuance, net of costs	—	782
Proceeds from sale of former director’s shares	—	110
Net cash provided by financing activities	1,787	1,973
NET INCREASE (DECREASE) IN CASH	(9)	(93)
CASH, at beginning of year	88	181
CASH, at end of period	$79	$88
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$230

NON-CASH TRANSACTIONS:
Conversion of A/P to Note Payable	600	235
Warrants issued as discount on Notes Payable	1,237
Bridge Note Converted to Stock	240	—
Conversion of A/P to Stock	1,311	—
Stock issued as Investment in Cable California	6,000	—
Conversion of long term debt to stock	947
Stock issued in payment of Liabilities	—	135
Cable equipment exchanged for Accounts Payable	—	592
Conversion of Shareholder debt to common stock	337
Conversion of Series A to Common Stock	92
Accounts Receivable sold with cable properties	287
Liabilities transferred relieved in conjunction with the sale of cable properties	204
Note payable relieved in conjunction with the sale of cable properties	2,479

See accompanying notes to these financial statements.

F7

USA BROADBAND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2003 AND THE NINE MONTHS ENDED JUNE 30, 2002

1.                             Organization and Nature of Operations:

USA Broadband, Inc. (“USAB” or the “Company”) was originally incorporated in 1985 for the purposes of acquiring business entities or other investment activities. In early 2001, the Company adopted a new business strategy to become a provider of digital television, data and broadband interactive services. In July 2001, the Company changed its name from Optika Investment Company, Inc. to USA Broadband, Inc.

On July 18, 2001, the Company acquired all of the outstanding common stock of Cable Concepts, Inc. (dba Direct Digital Communications, Inc.) (“DDC”), as more fully described in Note 3. DDC is in the business of constructing and managing cable systems for both owned properties and for real estate developers and cable operators throughout the United States. DDC, under a DIRECTV Master System Operator Agreement, installs and manages DIRECTV systems, as well as acting as a commissioned sales representative for DIRECTV programming packages.

The Company is subject to risks inherent in any business enterprise. These risks include, but are not limited to, regulatory requirements, technology changes, increasing competition and changes in customer demand.

2.                             Summary of Significant Accounting Policies:

Principles of Consolidation—The accompanying financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Cable Concepts, Inc., USAB Videocorp II Inc., and Direct Digital Midwest. Investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. All material intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition—Operations revenues are recognized as services are earned, generally on a monthly basis. The Company receives commissions on certain new subscribers, which are recognized into revenue over the estimated term of the relationship.

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

F8

In accordance with the Company’s divestiture of operating assets in non-core markets, the Company reclassified assets that it plans to divest as assets held for sale on the balance sheet and they are recorded at the lower of carrying amount or fair value.

Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the carrying value of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market or discounted cash flow value is required.

The Company recognized $80,000 in impairment loss for the year ended June 30, 2003. The Company wrote down the value of the Company’s Right of Entry Agreement’s for four cable properties to fair market value due to a reduced subscriber count on the properties.  During the nine months ended June 30, 2002, as a result of the Company’s changed business strategies and decision to sell a portion of its non-strategic assets, the Company recognized an impairment loss related to the recorded goodwill and cable properties. Fair value was determined based on established sales contracts for similar assets. The total impairment loss and loss from reducing assets held for sale to the fair value less cost to sell for the nine months ended June 30, 2002 was $9,850,000.

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

The Company’s financial statements are based on a number of significant estimates, including the useful lives of fixed assets, the collectibility of receivables, the fair value of options and warrants issued, and the fair value of long-lived assets for purposes of measuring impairment. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that its estimates in connection with these items could be materially revised within the near term.

Earnings Per Share—Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS does not include options, warrants, convertible notes, and convertible Series A preferred stock representing 11,888,608 common shares because they would have been antidilutive.

Stock-Based Compensation – As permitted under the Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation for

F9

options issued to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As such, for options granted to employees and directors, compensation expense is recorded on a straight-line basis over the shorter of the period that the services are provided or the vesting period, only if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and earnings per share disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Had compensation cost been determined based upon the fair value at the grant date for options granted, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2003	2002

Net loss applicable to common shareholders - as reported	$(15,584,000)	$(16,550,000)
Effect of stock-based compensation included in reported net loss	103,000	80,000
Effect of stock-based compensation per SFAS 123	(1,087,000)	(1,181,000)
Net loss applicable to common stock - pro forma	$(16,568,000)	$(17,651,000)

Basic and Diluted:
Loss per share - as reported	$(1.35)	$(3.09)
Effect of stock-based compensation included in reported net loss	.01	.01
Effect of stock-based compensation per SFAS 123	(0.10)	(0.21)
Net loss applicable to common stock - pro forma	$(1.44)	$(3.29)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Risk-free interest	2.85%-3.85%	4.65%-5.21%
Expected life	5 - 10 years	5 - 10 years
Expected volatility	109% - 138%	82% - 88%
Expected dividend	—	—

The expected life was determined based on the option’s vesting period and exercise behavior of the employees.

All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss until forfeiture actually occurs, are shown as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the assumed volatility factor—the greater the volatility, the higher the computed fair value of options granted. The total fair value of options granted was computed to be approximately $5,512,000 and $455,000 for the year ended June 30, 2003 and the nine months ended June 30, 2002 respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required.

F10

Impact of Recently Issued Accounting Principles

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires a company to recognize costs associated with exit or disposal activities when they are incurred rather than when the company makes a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial position or results of operations.

In August 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to us.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based compensation-Transition and Disclosure-an amendment of FASB Statement 123” (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption. This is known as the “prospective method.” The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either restate all periods presented, which is known as the “retroactive restatement method” or recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards, which is known as the “modified prospective method.” For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and plan on continuing using this method to account for stock options. Therefore, we do not intend to adopt the transition requirements as specified in SFAS 148.  We adopted the new disclosure requirements in these financial statements.

SFAS No. 149, Amendment of Statement 133 on “Derivative Instruments and Hedging Activities,” was issued in April 2003 and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

F11

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will have no immediate impact on our financial position or results of operations.

The FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. We do not believe the adoption of FIN No. 46 will have a material impact on our financial position or results of operations.

3.                             Liquidity and Basis of Presentation–

The Company’s financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2003, the Company had a working capital deficit of $9,667,000 and a stockholders’ deficit of $736,000. The Company’s net loss for fiscal 2003 was $14,758,000.  At June 30, 2003, the Company was in default of the terms of its debt and its capital lease obligations.

The Company’s ability to continue as a going concern is dependent upon its ability to raise the capital necessary to successfully implement its business plan, and ultimately to achieve profitable operations. Management’s plans in this regard are set forth below.

As a result of the Company’s acquisition of a significant interest in Cable California, S.A. de C.V., the Company’s efforts will be concentrated on concession-based cable services in Baja, Mexico (Note 4). Tijuana, with a population of 2.2 million, is the largest metropolitan area in Baja, and represents one of the fastest growing cities in North America and one of the last “greenfield” cable opportunities of its size and density in the world. Management believes this will provide the Company with the opportunity to improve significantly its operations. The Company anticipates that it will require approximately $10 million in additional capital in order for the Company to implement the initial part of this plan.

The Company anticipates obtaining additional equity and debt financing.

F12

On September 8, 2003, the Company was loaned $4,000,000 by an individual.  The Company anticipates that this loan will allow the Company to begin implementation of its business plan. See “Subsequent Events”. Management believes that these measures will be sufficient to allow the Company to proceed with its business plan.  There can be no assurances, however, that the Company will be able to obtain necessary funding on favorable terms and conditions, if at all.  If sufficient funding is not available, the Company may not be able to implement its business plan or become cash flow positive.

4.                             Acquisition of Minority Interest in Cable California

On January 10, 2003, the Company entered into an Asset Purchase Agreement with, among others, dick clark international cable ventures, and Las Americas, to purchase 100% of the Class B and Class N shares of Cable California from dick clark international cable ventures, as well as various tangible and intangible assets related to Cable California’s operations in Mexico and certain other rights from Las Americas.  The Class B shares represent 49.0% of the voting and economic interest in Cable California, while the Class N shares would bring the Company’s economic interest in Cable California to 90.0%.  Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct and operate a 750-MHz fiber-optic network providing multi-channel cable television (including the right to seek approval to provide high-speed internet, telephone and data services) to residents and businesses in the greater Tijuana, Mexico metropolitan area. Cable California is constructing a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and approximately 100 miles of cable plant now serving approximately 1,500 customers.

On March 7, 2003, the Company purchased all of the Class B shares of Cable California.  In addition, the Company acquired various tangible and intangible assets, including office and computer equipment, vehicles, machinery and satellite equipment from Las Americas.  The Company intends to use these assets in a similar manner to the way they were used by Las Americas.  The Company also acquired Las Americas’s rights and obligations under an agreement dated as of September 26, 2002, among Las Americas, Cable California, Mr. Carlos Bustamante, Sr. and LABN Mexico, SA de C.V., a Mexico corporation, pursuant to which, among other things, Las Americas possessed the right to receive Class N shares from Cable California.  The agreement also entitled the Company to purchase Mr. Bustamante’s ownership interest in Cable California.  However, Mr. Bustamante has informed the Company that he terminated this agreement with Las Americas based on an alleged breach of the agreement.  Accordingly, no Class N shares in Cable California have been issued.  The Company currently is involved in negotiations with Mr. Bustamante to purchase the remaining interests in Cable California.  See “Factors Affecting Future Performance.”

As consideration for the above acquisitions, the Company issued 2,500,000 shares of its common stock to dick clark international cable ventures, 2,250,000 shares to Las Americas, and 250,000 shares to Mr. Bustamante. In addition, the Company assumed a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas and reduced the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000.  The amended note will remain collateralized by assets of Las Americas, including its cable television system in Tehachapi, California.  The Company also paid Las Americas $250,000 in cash.  The Company intends to operate and manage the proposed cable system in Tijuana while continuing to manage the approximately 3,300 MDU subscribers the Company presently serves in California and Texas.

Subsequent to March 7, 2003, the Company formed USA Broadband Mexico, which is a wholly-owned subsidiary of the Company.  Under the laws of Mexico, the transfer of the Class B shares of Cable California must be registered with appropriate governmental authorities in Mexico.  The Company intends to register the Class B shares in the name of USA Broadband Mexico.  To register the Class B shares to USA Broadband Mexico, the Company and dick clark international cable ventures must make appropriate filings with the Mexican Federal Telecommunications Commission (Comision Federal de Telecomunicaciones) and the Secretary of Communications and Transportation (Secretaria de Comunicaciones y Transportes).  The Company currently is working to make these filings.  If dick clark international cable ventures does not effectuate the registration as contemplated by the Asset Purchase Agreement, the Company and USA Broadband Mexico are prepared to enforce any and all rights available to them to secure the registration of the Class B shares in Mexico. Now that the asset purchase has been completed, the Company intends to operate and manage the proposed cable system in Tijuana while continuing to manage the approximately 3,043 MDU subscribers the Company presently serves in California and 211 subscribers in Texas.

This investment is accounted for on the equity method.  The difference between the basis of the Company’s investment and its proportional interest in the Company’s net equity of approximately $2,500,000 is being amortized over seven years and resulted in an expense adjustment to equity income during the year ended June 30, 2003 of $175,000. Cable California’s fiscal year ends on December 31.  Below is summarized unaudited financial information of Cable California for the period of March 7, 2003 to June 30, 2003.

March 7, 2003 To June 30,2003

Selected Financial Information Cable California
Cable California	In USD
Current assets	$295,000
Working capital deficit	$(7,762,000)
Total assets	$8,058,000

Revenues	$588,500
Net income	$31,241

F13

5.                             Assets Held For Sale And Discontinued Operations:

During the year ended June 30, 2003, the Company changed its business strategy to focus on providing video, data and internet service in the state of California and in the Northern Baja region of Mexico.   As a result of this change in strategy, the Company sold most of its assets in regions outside of California and the Northern Baja region of Mexico. The remaining properties have been classified as Assets Held for Sale at the lower of carrying amount or net realizable value. The results of operations are presented as discontinued operations. Revenues from discontinued operations for the year ended June 30, 2003 and the nine months ended June 30, 2002 were $507,000 and $708,000, respectively. Income from discontinued operations has been reclassified for the nine months ended June 30, 2002 to be consistent with the classification for the fiscal year ended June 30, 2003.

6.                             Sale of Notes Receivable

In April 2003, USAB completed a sale of a $500,000 note receivable from Las Americas Broadband collateralized by all of the assets of Las Americas, Inc. A firm purchased the note for $500,000. The note assigns the security interest of all of the assets of Las Americas Broadband that were held by the Company. Interest on the note is for one year at 15%. Additionally the Company is liable for up to $250,000 if Las Americas defaults on the note and there are not sufficient assets to cover the note.  The Company issued 300,000 shares of common stock as additional consideration for this note and paid $50,000 and issued 1,500 shares of common stock as a commission.

7.                             Sale of Assets

During the fiscal year ended June 30, 2003, the Company focused on cutting its costs and selling certain of its non-core assets. During the fiscal year the Company disposed of the following assets:

DSI Sale

On December 23, 2002 the Company entered into a contract for the sale of certain Rights of Entry Agreements to Digital Service, Inc. (DSI). The transaction was effective as of December 1, 2002, and covered 55 cable properties in several states with approximately 1,900 subscribers.

The aggregate purchase price for the Right of Entry Agreements was $1,995,000 which is comprised primarily of debt assumption by DSI. DSI assumed the Company’s note payable to Pacifica Bank in the amount of $1,592,000, and assumed a credit card debt in the amount of 15,000. They also assumed other liabilities and assets relating to the operations of the properties which netted to an approximately $116,000 liability. Due to a decrease in the number of subscribers in the Right of Entry Agreement, the Company issued a promissory note to the owner of DSI in the amount of $376,000 in April, 2003. In addition, Cable Concepts transferred a property in Washington to DSI in exchange for the assumption of a debt to a third party in the amount of $121,000. The carrying amount of the assets relating to this sale was $2,435,000. The Company recognized a loss on the sale of approximately $440,000.

Dakotas

In January 2003, the Company sold several rights of entry agreements for cable properties located in North Dakota, which had a total of 129 basic subscribers. The sale was for a total of $129,000 and the net proceeds were

F14

used to pay down bank debt. The carrying value of the assets sold was $266,000, resulting in a net loss of $179,000.

Belmont

The Company sold right of entry agreements for a small bulk property located in Memphis, Tennessee. for $32,000 and the proceeds were used as working capital. The carrying value of the assets sold was $46,000.

Sale of Memphis Properties

On April 7, 2003 USAB completed a sale of assets consisting of three Rights of Entry Agreements serving 352 private cable subscribers in Memphis, Tennessee to Time Warner Cable for $432,000 in cash, or $1,207 per subscriber. Adjusted carrying value of this property was $499,000.

La Salle Acquires Direct Digital Midwest

On September 29, 2000, two of its indirect subsidiaries, Direct Digital Midwest, Inc. (DDM) and CP Dakotas MDU, LLC (CPD) borrowed an aggregate of $2 million from LaSalle Bank National Association.  The loan was evidenced by a promissory note and secured by the assets of each of DDM and CPD.  Additionally, as additional collateral for the loan, Cable Concepts pledged all of the stock of DDM to LaSalle Bank. Neither the Company nor Cable Concepts guaranteed the loan to LaSalle Bank. After DDM and CPD defaulted on the loan, LaSalle foreclosed on all of the assets of DDM and CPD and the stock of DDM to satisfy the loan. On May 9, 2003, LaSalle Bank auctioned all of the shares of DDM to satisfy the loan. LaSalle Bank was the highest bidder at auction. The price was undisclosed. The value of the collateral securing the loan was insufficient to cover the entire amount then due under the loan. To date, LaSalle Bank has not pursued any action or made any claim against the Company or Cable Concepts for the amount of any shortfall.

8.                             Note Payable to Shareholders

A Note Payable to shareholder with face amount of $130,000. Interest is paid in full. The Note bears interest of 10% and is due April 2004.	$130,000

F15

9.                             Current portion of Long Term Debt and Notes Payable Consists of:

Long-term debt consists of the following:

June 30, 2003

Various convertible promissory notes, “Bridge Notes”, in the aggregate principal amount of approximately $1,900,000 net of unamortized discount of approximately $600,000 plus accrued interest of approximately $143,000 collateralized by all of the assets of USAB and its subsidiary Cable Concepts, Inc. Notes bear an interest rate equal to 18% per annum. Notes mature the earlier of six months from the note date or the consummation of debt or equity financing in an amount equal to or greater than $3,000,000 from July 2003 to December 2003. Lenders are granted warrants to purchase common stock for $1.10 per common share at the ratio of 1 warrant for each two dollars of the face of the note. (See Subsequent Events for subordination of collateral)

$1,443,000

Note payable to a financial institution, with interest at prime plus 2% per annum.	79,000

Two subordinated notes payable, related party, principal and interest at 11% per annum and 18% per annum due December 2001, unsecured. In July 2003, the related party committed to convert $1,247,310 of the notes into shares of common stock. The notes are subordinate to any subsequently issued senior debt. The payments under these notes are past due. Currently in default under the Note Agreement and is seeking a waiver of the financial. Accrued interest and fees on this note is approximately $299,300 at June 30,2003 and principal is $1,076,700.	1,376,000

Note payable to a vendor, principal and interest at 18% per annum due in monthly installments with the final payment due March 2003, unsecured. The payments due under this note are past due and the Company is currently in default under the Note Agreement.	228,000

Promissory note to outside counsel collateralized by all of the assets of VideoCorp II. Interest accrues at the rate of 10% per annum. Accrued interest at June 30, 2003 is approximately $72,000. This note was converted to common stock subsequent to year end (Note 16).	542,000

Non-interest bearing promissory note to vendor. The amount is past due under the note.	11,000

Note Payable to owner of DSI dated March, 2003 bearing interest at 6% per annum.	382,000

Capital leases (Note 10)	420,000

4,481,000

Less current portion	(4,481,000)
Long-term portion	$—

10.                       Commitments and Contingencies:

The Company leases equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments which is included in the current portion of long term debt in the accompanying balance sheet and consist of the following:

F16

	June 30, 2003
	Principal	Interest

Capital lease obligations, collateralized by capital assets purchased, payable in monthly 11% per annum, the Company is currently in default under the agreement and the required payments are past due.	$388,000	$4,000

Capital lease obligations, collateralized by telephone equipment, payable in monthly installments of $1,841, including interest at 14% per annum, the Company is currently in default under the agreement and the required payments are past due.	17,300	700

Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $541, including interest at 22.91% per annum, the Company is currently in default under the agreement and the required payments are past due.	5,300	700

Capital lease obligations, for a vehicle payable in monthly installments of $270,including interest at 14.34% per annum, the Company is currently in default under the agreement and the required payments are past due.	3,600	400

	414,200	5,800

Less current portion	(414,200)	(5,800)

Long-term portion	$—	$—

The cost of leased property recorded in property and equipment is $40,340 and accumulated depreciation related to these assets is $23,000. The Company recognized $11,000 and $9,000 of depreciation expense related to leased property in the year ended June 30, 2003 and the nine months ended June 30, 2002, respectively.

Operating Leases—The Company leases certain facilities and equipment under operating leases expiring at various dates through 2007.

The future minimum payments required under operating leases are as follows:

Years Ended June 30,	Amount
2004	$156,400
2005	147,700
2006	110,600
2007	102,000
$516,700

F17

Rent expense for the year ended June 30, 2003 and nine months ended June 30, 2002 was $252,000 and $174,000 respectively.

Commitments— On July 1, 2003 the Board of Directors entered into an employment agreement with Grant Miller, the Company’s Chief Financial Officer. The agreement is for three years with a base salary of $240,000 per year and a bonus of up to 100% as directed by the Board. An additional option grant was made of 500,000 shares of common stock at $1.10 with 125,000 shares vesting immediately with the remaining 375,000 vesting annually over three years. The agreement calls for a one year severance should Mr. Miller be terminated without cause.. During the year ended June 30, 2003, an option to purchase 500,000 shares was granted to the Company’s Chief Financial Officer. The option had an exercise price of $2.00 per share.  Subsequent to the issuance of the option, the Company agreed to change the exercise price of the option to $1.33 per share to more accurately reflect the then-current market price of the Company’s common stock.  The change of the exercise price is subject to ratification by the Company’s board of directors.  No compensation cost was required to be recognized as the stock price was less than the modified exercise price.  However, variable accounting will apply to these options and compensation expense may be required to be recognized in the future. At June 30, 2003, 225,000 shares of that grant were vested.

In March 2002, USAB Video Corp. II, Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated. After purchasing a portion of the assets pursuant to the agreement, in June 2002, USAB Video Corp. did not complete the purchase of the remaining assets. In connection therewith, the Company accrued a $250,000 liability on its financial statements for the fiscal year ending June 30, 2003.

On January 29, 2003, the Company renewed an advisory agreement with Maroon Bells Capital, a merchant banking firm, to provide certain advisory and business development services in exchange for a monthly advisory fee of $20,000. The term of the agreement is twenty-four months with an automatic twelve-month renewal. Maroon Bells is one of the Company’s significant stockholders.  The total expense recognized under the agreement was $240,000 in advisory fees and $129,000 in expense reimbursement for the year ended June 30, 2003.

On April 15, 2003, the Company entered into an advisory agreement with Jon Eric Landry, who is one of the Company’s directors, under which Mr. Landry agreed to provide advice in connection with the Company’s corporate finance strategy, business plan and investor relations and other matters. The agreement has a 36-month term. In consideration for Mr. Landry’s services, the Company agreed to pay him $1.00 per year. In addition, if the Company secures permanent financing of $5,000,000 or more, or if a significant financing event occurs that allows us to realize sufficient liquidity to satisfy current operating expenses, Mr. Landry will be entitled to additional compensation, in an amount to be agreed upon between the Company and Mr. Landry and approved by the Company’s board of directors.

11.                       Stockholders’ Equity:

Preferred Stock—The Company has authorized 50,000,000 shares of preferred stock, par value $.001 per share, with 7,000,000 shares designated as

F18

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

As of June 30, 2003, the Company was obligated to pay approximately $750,000 of the note payable based upon equity sold to that date. The Company has not made the required payments.

In July 2002, the Company commenced an offering of up to $10,000,000 of common stock. To date the Company has raised approximately $229,353 through the offering through the sale of 114,676 shares at a price of $2.00 per share. The price per share of the shares sold in the offering, was intended to be at a discount to the market value of the Company’s common stock, and may be reduced below $2.00. Additionally in relation to this private placement of common stock, the Company agreed to grant piggyback registration rights to the investors in the offering and to register the shares sold in the offering within nine months of the offering. The Company did not register the shares, in accordance with the private placement agreement. Accordingly the Company revalued the shares of common stock to $1.60 per common share under this agreement and issued a 5% premium to the investors. An additional 35,836 shares of common stock were issued under this agreement resulting in a total of 150,512 shares of common stock issued at a price of $1.60 per share.

In July 2002, the Company issued a total of 23,161 shares of common stock to RateXchange Corporation, the parent company of RTX Securities who acted as the placement agent in a prior offering. Of the shares issued, 9,200 shares

F19

were issued as compensation for the services of RTX Securities, and the remaining 13,961 shares were issued in lieu of an $18,000 commission, which the Company had agreed to pay RTX Securities in connection with the offering. In addition, on September 15, 2002, the Company issued a warrant to RTX for 100,000 common shares for financial advisory services for the year ended June 30, 2003. The exercise price is $1.50 per share.

In September 2002, the Company agreed to issue 30,000 common shares to The Research Works as consideration for research services. In addition, in September 2002 the Company issued to Corporate Capital Management warrants to purchase 300,000 shares of common stock in consideration for financial advisory services. In October 2002, the Company issued a total of 21,843 shares of its stock to three individuals. The shares were sold at a price of $1.60 per share and the Company raised a total of $39,950 from the transactions.

From October 29, 2001, through December 29, 2001, the Company issued an aggregate of 419,268 shares of the Company’s Series A Preferred Stock to a total of nine persons for cash consideration totaling $277,500 plus a promissory note for $252,500.  The Company issued: (i) 185,000 shares to a total of five persons in connection with a private placement of the Company’s Series A Preferred Stock for cash consideration totaling $277,500; (ii) 23,333 shares valued at $1.50  per share to one person in lieu of paying for services rendered to DDC and the Company us; (iii) an aggregate of 44,268 shares valued at $1.50 per share to a total of two persons in lieu of paying finder’s fees that the Company owed in connection with the private placement of the Company’s Series A Preferred Stock; and   (iv) 166,667 shares to David M. Lerten, the Company’s former President and Chief Executive Officer, in connection with his separation agreement in exchange for a promissory note in the amount of $252,500, which matured on December 31, 2002 and bears interest at the rate of 6% per annum. To offset certain fees and expenses owed by us to Mr. Lerten, on January 2, 2002, the Company reduced the principal and accrued interest amount of the promissory note from $252,500 to $127,500. Each share of Series A Preferred Stock is convertible at any time, at the holder’s option, into one share of the Company’s common stock for no additional consideration.

From July 31, through December 19, 2001, the Company issued options to purchase an aggregate of 335,000 shares of its common stock to a total of two persons in connection with separation agreements that the Company entered into with them. The options have exercise prices ranging from $1.50 to $3.50 per share and expire either five or ten years after they were issued. Each option entitles its holder to purchase one share of the Company’s common stock.

From October 31, 2001, through November 20, 2001, the Company issued warrants to purchase an aggregate of 74,000 shares of the Company’s common stock to a total of seven persons in separate transactions.  The Company issued warrants to purchase: (i) 25,000 shares of the Company’s common stock at the exercise price of $3.50 per share to one person in consideration for an extension of time to repay certain indebtedness of DDC and (ii) an aggregate of 49,000 shares of the Company’s common stock at an exercise price of $1.50 per share to a total of six persons in lieu of paying finder’s fees that the Company owed in connection with the private placement of the Company’s Series A Preferred Stock. Each warrant expires five years from the date it was issued and entitles its holder to purchase one share of the Company’s common stock.

On November 30, 2001, the Company issued options to purchase an aggregate of 36,000 shares of its common stock to a total of thirty-six former or current employees of DDC in consideration for remaining employed by DDC from the date that the Company acquired DDC (July 18, 2001) through November 30, 2001. The options have an exercise price of $1.50 per share, which the Company believed to be the fair market value of the options at the transaction date as the shares of the Company’s common stock underlying the options are not freely tradable.  Each option expires five years after they were issued and entitles its holder to purchase one share of the Company’s common stock.

F20

No underwriting commissions or discounts were paid in connection with any of the above transactions.

In March 2003, in connection with the acquisition of the Class B stock of Cable California, SA de C.V., and assets from Las Americas Broadband, Inc.(Las Americas), described in Part I, Item 2, the Company issued 2,500,000 shares of the Company’s common stock to dick clark international cable ventures, Ltd., 2,250,000 shares to Las Americas Broadband, Inc., and 250,000 shares to Carlos Bustamante, Sr. In April 2003, the Company issued 104,110 shares of the Company’s common stock to an individual in consideration for services rendered to the Company.  The Company has the right, until April 7, 2004, to repurchase these shares at a price of $1.00 per share.

In fiscal year ended June 30, 2003 the Company issued bridge notes with an aggregate principal value of $1,900,000 to various individuals and entities. In connection with the bridge loans evidenced by these notes, the Company issued to the investors, warrants to purchase a total of 950,000 shares of its common   stock. The exercise prices of the warrants are between $0.70 and $1.00 per share. (Note 10)

In June 2003, several vendors agreed to convert outstanding account payable balances due them into shares of the Company’s common stock. A total of $1,267,800 of accounts payable was converted at the rate of $1.10 per common share. In connection with the conversion, the Company issued a total of 1,152,550 common shares. Of that total, $1,128,206 and 1,025,242 shares of common stock represents the amount of debt and the number of shares of common stock converted by related parties.

In June 2003 a $166,667 promissory note including principal and interest due to a shareholder was converted to 151,515 shares of common stock at the rate of $1.10 per common share.

In June 2003 a $170,300 promissory note including $20,700 of accrued interest due to a shareholder was converted to 154,820 shares of common stock at the rate of $1.10 per common share.

In June 2003 two bridge loan holders converted promissory notes to equity as was their right under the terms of the convertible promissory note. A total of $239,800 consisting of $200,000 in principal and $39,800 in interest and other fees was converted at the rate of $1.10 per share 275,739 common shares.

In June 2003, 10,000 warrants were converted to common stock.

In January 2003, the Company renewed a consulting agreement with Maroon Bells. In connection with the renewal of the consulting agreement, 500,000 warrants to purchase Company stock at $1.10 per common share were issued.

In September 2002, warrants to purchase 100,000 shares of common stock at $2.00 per common shares were issued to an individual who performed consulting services for the Company.

In October 2002 warrants to purchase 200,000 shares of common stock at $1.10 per common share were issued to each of two individual shareholders in consideration for their renewal of their respective promissory notes for $150,000.

Stock Option Plans—In 2001, the Company adopted the Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of options, restricted stock, stock appreciation rights, or other stock-based awards to employees. The Plan reserved 1,500,000 shares for future issuance of awards. In 2001, the Company adopted the 2001 Director Option Plan, which provides for the granting of non-qualified stock options to the Company’s outside directors. The Director Option Plan reserved 1,000,000 shares for future issuance.

F21

Following is a summary of stock option activity:

	Non-Employee Options Outstanding	Employee Options Outstanding	Range of Exercise Prices		Weighted Average Exercise Price
			Low	High
Balances, September 1, 2001	590,000	250,000	$.50	$1.50	$1.12
Granted	350,000	544,500	1.50	3.50	2.53
Exercised	—	—	—	—	—
Terminated/Canceled	—	—	—	—	—

Balances, June 30, 2002	940,000	794,500.50		3.50	2.53
Granted	2,220,000	600,000.97		1.10	1.30
Exercised	—	—	—	—	—
Terminated/Canceled	—	—	—
Balances, June 30, 2003	3,060,000	1,494,500.50		3.50	1.59

Vested options	1,785,500	1,094,500	$.50	$3.50	$1.85

If not previously exercised, options expire as follows:

Year Ending June 30,	Number of Shares	Weighted Average Exercise Price
2006	819,000	$1.78
2007	1,815,000	1.44
2008	1,100,000.98
2011	303,000	1.01
2012	17,500	2.29
2013	500,000	1.10
	4,554,500

If not cancelled or forfeited employee options outstanding at June 30, 2003 will vest as follows:

Year	Options	Vested Average Exercise Price
Vested at June 30, 2003	1,194,500	1.79
2004	137,500	1.28
2005	137,500	1.28
2006	25,000	1.10
	1,494,500

F22

If not cancelled or forfeited non-employee options outstanding at June 30, 2003 will vest as follows:

Year	Options	Vested Average Exercise Price
Vested at June 30, 2003	1,685,500	1.50
2004	466,500	1.33
2005	454,000	1.33
2006	454,000	1.33
	3,060,000	$1.43

During the year ended June 30, 2003 and the nine months ended June 30, 2002, the Company recognized compensation expense of approximately $100,000 and $455,000, respectively, related to employee options.

The Company issued 100,000 options and 819,500 options to employees with an exercise price less than the market price with the weighted average fair market value of $1.97 and $3.21 for the year ended June 30, 2003 and the nine months ended June 30, 2002, respectively. All other employee options were granted at exercise prices that approximated market on the dates of the grant. The weighted average fair value of options granted during fiscal 2003 were $0.90 and $0.00, respectively for those options issued with exercise prices approximating stock price at the date of the grant.

Stock Purchase Warrants—The Company has granted warrants, which are summarized as follows for the year ended June 30, 2003 and the nine months ended June 30, 2003:

	Warrants Outstanding	Weighted Average Exercise Price
Balances, September 30, 2001	1,554,666	0.50
Granted	109,000	2.23
Exercised	(528,226)	0.01
Balances, June 30, 2002	1,135,440	0.89
Granted	2,897,500	1.39
Exercised	(10,000)	0.46
Terminated/Canceled	—	—

Balances, June 30, 2003	4,022,940	$1.22

Warrants outstanding at June 30, 2003 have exercise prices ranging from $.01 to $3.50 as follows:

F23

Shares	Exercise Price	Expiration Date
506,440	$0.01	July 2006
94,000	2.00	Oct.-Dec. 2006
15,000	3.50	Jan.-Mar. 2006
300,000	3.00	April-June 2006
883,500	1.41	Oct.- Dec. 2006
1,539,000	1.00	Jan.-Mar. 2007
585,000	0.95	Mar. June 2007
100,000	2.99	February 2012
4,022,940

The fair value of each warrant granted was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30, 2003	Period Ended September 30, 2001
Expected volatility	82%-88%	88%
Risk-free interest rate	4.12%-4.37%	4.96%
Expected dividends	—	—
Expected terms (in years)	5.0	5.0

Stock Grant Plan—On June 6, 2002, the Board of Directors approved a stock grant plan under which up to one million (1,000,000) shares of common stock could be issued to employees, consultants or other individuals providing services to the Company. As the Company has not formally adopted the plan at this time, no shares have been issued.

12.                       Income Taxes:

As of June 30, 2003, the components of the deferred tax asset were as follows:

2003
Net operating loss	$9,800,000
Carryforward Warrants and options	1,500,000
Allowance for bad debts	30,000
Deferred revenue and other	100,000
Valuation allowance	(11,430,000)

Net deferred tax asset	$—

Due to the recent operating losses incurred by the Company and the uncertainties regarding future taxable income, the Company has recorded a valuation allowance equal to net deferred tax assets. The increase in the valuation allowance of $4,920,000 from June 30, 2002 through June 30, 2003 and

F24

$5,170,000 from September 30, 2001 to June 30, 2002 was due primarily to the increase in the net operating loss carry forward. Net operating loss carry forwards totaled approximately $26,000,000 at June 30, 2003, and expire from 2005 through 2023. Usage of the net operating loss carry forward will be restricted due to the change in ownership of DDC and the Company in 2001 and other ownership changes

13.                       Litigation:

From time to time, the Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on these financial statements.

Certain judgments were entered against the Company during the year ended June 30, 2003. The Company accrued for the amounts of these judgments within the financial statements.

On September 24, 2003, Verizon Media Ventures and GTE Southwest Incorporated filed a complaint against the Company and USAB Video Corp. in the Supreme Court of the State of New York, county of New York.  In the complaint, Verizon and GTE allege that USAB Video Corp. breached the purchase agreement and that the Company, by guaranteeing USAB Video Corp.’s performance under the agreement, was also liable for USAB Video Corp.’s breach.  The complaint further
alleges that Verizon and GTE suffered losses and damages in excess of $1.023 million dollars.   Neither the Company nor USAB Video Corp. has yet to file an answer to the complaint, but the Company intends to vigorously defend against the lawsuit.

14.                       Fair Value Of Financial Instruments:

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

15.                       Related Parties:

The Company had outstanding payables to various officers and significant shareholders in the amount of approximately $652,000 as of June 30, 2003.

On January 29, 2003, the Company renewed an advisory agreement with Maroon Bells Capital, L.L.C., a merchant banking firm, to provide certain advisory and business development services in exchange for a monthly advisory fee. The term of the agreement is twenty-four months with an automatic twelve-month renewal. Maroon Bells is one of the Company’s significant stockholders. Mr. Paul Moore, another significant stockholder, is a principal of Maroon Bells. In addition, Maroon Bells earned a fee in connection with the acquisition of Cable Concepts, Inc. The board granted 500,000 warrants in connection with the renewal of the agreement. In 2002, Maroon Bells was granted 500,000 options to purchase common stock at $1.50 per share in connection with the prior agreement in 2001.

During the year ended June 30, 2003, Mr. Paul Moore advanced the Company approximately $214,500 in connection with the Company’s acquisition of Cable California. The Company recognized that it owes $315,000 in management advisory service fees under the Maroon Bells Consulting Agreement and approximately $196,000 in reimbursable out of pocket expenses incurred by Mr. Moore in connection with the Company’s business.  Maroon Bells Capital earned $205,000 in finder’s fees in connection with the Company’s funding efforts. Mr. Moore converted approximately $475,000 of indebtedness into 431,818 shares of common stock at the rate of $1.10 per share of this amount. The $475,000 of indebtedness that was converted into shares consisted of $107,300 of a note and $367,700 of accounts payable. At June 30, 2003, the Company owed Mr. Moore approximately $925,000.  Maroon Bells Capital and Mr. Moore are currently in final negotiations with the Company to convert up to $750,000 of this debt to equity.

In consideration for advances of funds to the Company, and services provided to the Company, including assistance with financings, in June 2002 the Company’s board approved the issuance of 350,000 shares of its common stock to Mr. Paul Moore under the Company’s Stock Grant Plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Moore has not been granted any shares.

On April 15, 2003, the Company entered into an advisory agreement with Jon Eric Landry, who is one of the Company’s directors, under which Mr. Landry agreed to provide advice in connection with the Company’s corporate finance strategy, business plan and investor relations and other matters. The agreement has a 36-month term. In consideration for Mr. Landry’s services, the Company agreed to pay him $1.00 per year. In addition, if the Company secures permanent financing of $5,000,000 or more, or if a significant financing event occurs that allows us to realize sufficient liquidity to satisfy current operating expenses, Mr. Landry will be entitled to additional compensation, in an amount to be agreed upon between the Company and Mr. Landry and approved by the Company’s board of directors.

F25

The Company previously agreed to compensate Douglas D. Cole, who is one of the Company’s directors, for consulting services. In June 2003, Mr. Cole converted $58,000 of amounts owed to him by the Company into common stock at a conversion rate of $1.10 per common share.  He received 52,727 common shares. As of June 30, 2003 the Company owed him a total of $25,000 for services rendered and reimbursement of expenses. In consideration for similar services and Mr. Cole’s deferring payment for past services rendered, in June 2002 the Company’s board approved the issuance of 100,000 shares of its common stock to Mr. Cole under the Company’s Stock Grant Plan. The grant of these shares is subject to approval by an authorizing agent for the plan, and Mr. Cole has not yet been granted any shares.

On March 4, 2002, the Company issued two unsecured notes payable in the amount of $150,000 each to Theodore Swindells and Paul Moore, both of whom beneficially own over 5% of the Company’s common stock. These notes bore interest at the rate of 10% per year and had a due date of October 31, 2002.  In July 2002 the Company agreed to issue warrants to Mr. Moore and Mr. Swindells, in connection with various loans and advances made by these individuals to us. Mr. Moore and Mr. Swindells each were granted warrants to purchase 200,000 shares of the Company’s common stock. In June 2003, Mr. Moore converted the outstanding principal of his note of $150,000 plus accrued interest of $20,300 for a total amount of $170,300 conversion to 154,818 common shares at the rate of $1.10 per common share. A portion of Mr. Swindell’s note was paid along with accrued interest of approximately $20,000 resulting in an outstanding balance due to Mr. Swindells of approximately $130,000. Mr. Swindells’ note is due in April 2004.

In June 2003 several of the Company’s directors and investors forgave amounts owed to them in exchange for issuance of common stock. Mr. Mooney exchanged $182,875 in accounts payable into 166,250 shares of common stock at the rate of $1.10 per share. Mr. Swindells exchanged promissory notes with an aggregate of principal and interest of $166,667 to 151,515 shares of common stock at the rate of $1.10 per share. Mr. Cole exchanged accounts payable owed to him in the amount of $58,000 in to 52,727 shares of common stock at the rate of $1.10 per share. Mr. Landry exchanged accounts payable due to Landry Mountain Partners of $239,819 for 218,017 shares of common stock at the rate of $1.10 per share. Mr. Moore converted accounts payable in the amount of $304,700 to 277,000 shares of common stock at the rate of $1.10 per common share. Mr. Moore also converted a note payable with a balance of $170,300 to 154,819 shares of common stock at the rate of $1.10 per common share.

In October 2002 the Company obtained a loan from a shareholder in the amount of $500,000.  In February 2003 the Company obtained another loan in the amount of $100,000 from the shareholder. Both of these loans were evidenced by promissory notes. The holder of these notes, Theodore Swindells, beneficially owns over 5% of the Company’s common stock. The promissory notes issued, bear interest at a rate of 18% per year with due dates six months from the date of issue. In addition, the Company issued shareholder warrants to purchase 300,000 and 50,000, respectively, shares of the Company’s common stock at an exercise price of $1.00 per share expiring in 2008.

16.                       Subsequent Events:

The Board of Directors appointed Arturo Alemany, President of MIR International to the Board of Directors and as Chairman of the Board and Chief Executive Officer, effective September 16, 2003. MIR has been contracted by the Company to provide management consulting support to the Company to assist with legal and operational matters in Mexico. Consulting fees accrue at the rate of $25,000 a month with $12,500 due and payable monthly, and the remaining balance due the earlier of six months or upon significant financing. In connection with this agreement the Company granted Mr. Alemany 300,000 options to purchase common stock at $1.10 per share, 75,000 of these shares vest immediately and the remainder vest in three equal traunches over the next three quarters.

F26

On July 1, 2003, the Company served Richard G. Lubic notice that he was in breach of certain material terms of the Management Services Agreement dated as of February 12, 2003, between the Company and Mr. Lubic (the “Agreement”).  The Company informed Mr. Lubic that, pursuant to the terms of the Agreement, he had thirty (30) business days in which to cure the breach, otherwise the Agreement would be terminated.  Mr. Lubic failed to cure the breach within the thirty (30) business days.  As such, on August 12, 2003, the Company’s board of directors voted to terminate the Agreement and Mr. Lubic’s services to the Company.

In July 2003 warrants were exercised for 114,160 shares of common stock.

In July 2003 the Company obtained loans from an individual in the amount of $100,000 evidenced by a promissory note. The promissory notes issued bear interest at a rate of 18% per year with a due date of due six months from the date of issue. In addition, the Company issued the shareholder warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring in 2008.

In July 2003 the Company authorized stock options for officers and directors. A total of 1,350,000 options were issued for purchase of the Company’s common stock at $1.10 per share.  925,000 of these shares vest immediately.

In August 2003, two individuals elected to convert the outstanding principal and accrued interest owed under the bridge loan evidenced by promissory notes into shares of the Company’s common stock.  In particular, a note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 74,938 shares of common stock (a conversion rate of $0.80 per share), and a note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 67,360 shares of common stock (a conversion rate of $0.89).

On September 8, 2003, the Company obtained secured debt financing in the amount of $4,000,000 from a private investor. The financing is evidenced by a convertible promissory note and collateralized by a first priority lien in all or substantially all of the Company’s assets. As additional consideration for the $4,000,000 financing, the Company issued to the lender a warrant to purchase up to 525,000 shares of common stock at .01 and a warrant to purchase up to 1,250,000 shares of common stock at $1.10 per share.  The promissory note bears interest at a rate equal to the prime rate plus 2% and matures on March 4, 2004, subject to the Company’s ability to extend the maturity for up to 60 days, provided, however, that if the Company extend the maturity date, the interest rate increases 1% each month the loan is outstanding after March 4, 2004, up to a maximum of 12%. The outstanding principal and accrued interest under the note is convertible, in whole or in part, at the election of the lender, into that number of shares of common stock equal to the outstanding principal and accrued interest divided by $1.00. The documents executed in connection with the financing generally contain customary covenants relating to operations and maintenance of the security assets.

In connection with this financing, the Company’s existing bridge note holders subordinated their security interests in certain of its assets and the assets of its subsidiaries. As consideration for the subordination, the Company issued to the holders of bridge notes warrants to purchase up to 390,000 shares of common stock at a price of $1.10 per share. The Company used $1,046,000 of the proceeds of the financing to repay a portion of the outstanding principal and accrued interest owed to the Company’s existing bridge note holders, and paid $155,000 to a note holder in exchange for his agreement to subordinate his security interest in assets of its subsidiary.

The Company had a note payable and accounts payable to its outside

F27

counsel in connection with unpaid legal fees in the aggregate amount of approximately $630,000.  In October 2003, the outside counsel agreed to convert the note payable and account payable due to the outside counsel into approximately 686,000 shares of common stock, subject to the outside counsel’s ability to sell such shares without disrupting the market place as determined by an independent advisor to the Company.

F28