Form 10QSB
period 2003-09-30
USA BROADBAND INC
filed 2003-11-14
CIK 1105947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number 000-29433

USA BROADBAND, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1592698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 Broadway, Ste. 638 San Diego, California	92101
(Address of Principal Executive Offices)	(Zip Code)

(619) 239-1488
(Issuer’s telephone number, including area code)

(Former Name, Former Address, and Former
Fiscal Year if Changed Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The issuer had 14,732,204 shares of common stock outstanding as of November 14, 2003.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in the Company’s filings with the Securities and Exchange Commission, particularly the Company’s annual report on Form 10-KSB for the year ended ending June 30, 2003. These forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in 000s, except per share data)

	September 30, 2003	June 30,2003
	(unaudited)
ASSETS:

Current Assets
Cash	$2,228	$79
Accounts receivable, net	69	16
Prepaid expenses and other current assets	—	42
Deposits	19	—
Total current assets	2,316	137

Property and Equipment
Cable properties	2,514	2,740
Cable equipment	775	775
Leasehold improvements	2	2
Furniture and equipment	34	34
Computer software and equipment	114	114
Vehicles	7	7
	3,446	3,672

Less accumulated depreciation	(1,318)	(1,242)
Net property and equipment	2,128	2,430

Note receivable	—	—
Assets held for sale, net	99	239
Investment in Cable California	5,578	6,006
Other Assets	236	256
Total Assets	$10,357	$9,068

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in 000s, except per share data)

	September 30, 2003	June 30,2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Current portion of long-term debt, capital lease obligations and notes payables	$6,434	$4,481
Accounts payable	3,846	3,737
Accrued liabilities	1,342	1,362
Notes payable to shareholders	134	130
Deferred revenues	53	94
Total current liabilities	11,809	9,804

Commitments and contingencies (Notes [])

Stockholders’ Deficit:
Preferred stock, $.01 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; 3,499,534 and 3,811,387, outstanding, liquidation preference of $6,912,000	5,457	5,458
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $3,582,000	2,391	2,391
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding, liquidation preference of $7,875,000	7,875	7,875
Common stock, $.01 par value; 100,000,000 shares authorized; 14,732,204 and 13,609,925 outstanding	15	14
Additional paid in capital	22,604	19,881
Deferred option expense	(314)	(315)
Accumulated deficit	(39,479)	(36,040)

Total stockholders’ deficit	(1,452)	(736)
Total Liabilities and Stockholders’ Deficit	$10,357	$9,068

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in 000s, except per share data)

	For the Three Month Period Ended September 30, 2003	For the Three Month Period Ended September 30, 2002
	(unaudited)	(unaudited)

Revenues	$227	$165
Cost of revenues	40	89
Gross profit	187	76

Operating Expenses:
Selling, general and administrative	2,531	2,381
Depreciation	160	93
Impairment of long lived assets	283	—
Total operating expenses	2,974	2,474
Loss from operations	(2,787)	(2,398)

Other Income (Expenses):
Interest expense, net	(291)	(143)
Equity earnings (loss) of Cable California	(405)
Other income (expenses), net	—	8
Net loss from continuing operations	(3,483)	(2,533)

Discontinued Operations:
Income from discontinued operations	—	115
Income/(loss) from disposal of assets	44	—
Net Loss	(3,439)	(2,418)

Accrued cumulative preferred stock dividends	(89)	(116)
Net loss applicable to common shareholders	$(3,528)	$(2,534)
Net loss per common share (primary and diluted)	$(0.24)	$(0.38)
Weighted average common shares outstanding (primary and diluted)	14,494,390	6,613,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000s, except per share data)

	For the Three Month Period Ended September 30, 2003	For the Three Month Period Ended September 30, 2002
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(3,439)	$(2,418)
Adjustments to reconcile net loss to net cash from operating activities
Impairment of long lived assets	283	—
Depreciation	160	329
(Gain) Loss on disposal of fixed assets	—	1,482
(Gain) Loss on sale of asset	(44)	—
Amortization of deferred financing costs	—	17
Amortization of note discount	423	—
Loss on investment in subsidiary	323	—
Expense for common stock issued for note receivable sale	472	—
Expense for warrants issued for subordination	18	—
Expense for warrants issued for service	305	—
Expense for options issued for service	82	—
Expense for stock issued for service	27	—
Changes in operating assets and liabilities:	—	—
Accounts receivables	(53)	7
Restricted cash	—	—
Prepaid expenses	3	6
Accounts payable	230	113
Accrued liabilities	270	225
Deferred revenues	(40)	(143)
Other assets	(66)	—
Net cash used in operating activities	(1,046)	(381)

INVESTING ACTIVITIES
Proceeds from sale of note receivable	105	—
Net proceeds from sale of assets	44	—
Advances to Las Americas	—	(338)
Net cash used by investing activities	149	(338)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	271
Proceeds from exercise of warrants	46	—
Payments on debt	(1,100)	(27)
Borrowing of debt	4,100	420
Net cash provided by financing activities	3,046	664

Net increase/(decrease) in cash	2,149	(55)
Cash, at beginning of period	79	88
Cash, at end of period	$2,228	$33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$65	$143
Expense for common stock issued for note receivable sale	472	—
Expense for warrants issued for subordination	18	—
Expense for warrants issued for service	305	—
Expense for options issued for service	82	—
Expense for stock issued for service	27	—
Expense for detachable warrants on promissory note	1,174	—
Conversion of promissory note to payables	50	—
Conversion of accounts payable to note	$72	—

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

Management believes the disclosures made are adequate to make the information not misleading and suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003.

STOCK OPTIONS

The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of the Company’s common stock over the option exercise price on the day of grant.

Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, the Company is required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002
Risk free interest rate	2.49%-3.51%	2.85%-3.85%
Expected dividend yield	—	—
Expected life	5-10 years	5-10 years
Expected volatility	108%-129%	109%-138%

To estimate option lives for this valuation, it was assumed that all options vest initially and then are exercised one year subsequent to vesting. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is shown as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the assumed volatility factor—the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $628,000 and $198,000 for the quarters ended September 30, 2003 and 2002, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required.

The following table sets forth the proforma effects of the stock option expense:

	For the Period Ended Sept. 30,
	2003	2002
	(unaudited)	(unaudited)
Net loss applicable to common shareholders - as reported	$(3,528)	$(2,534)
Effect of APB 25 expense included in income	857	—
Effect of stock-based compensation per SFAS 123	(1,485)	(198)
Net loss applicable to common stockholders - pro forma	$(4,156)	$(2,732)

Basic and diluted:
Loss per share - as reported	$(0.24)	$(0.38)
Effect of APB 25 expense included in income	0.06	—
Effect of stock-based compensation per SFAS 123	(0.10)	(0.03)
Net loss applicable to common stockholders - pro forma	$(0.28)	$(0.41)

2.                                       LIQUIDITY

The Company’s financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2003, the Company had a working capital deficit of $9,493,000 and a stockholders’ deficit of $1,452,000. The Company’s net loss for the three months ended September 30, 2003 was $3,439,000.  At September 30, 2003, the Company was in default on certain of the terms of its debt and its capital lease obligations.

The Company’s ability to continue as a going concern is dependent upon its ability to significantly increase its revenue and raise the capital necessary to successfully implement its business plan, and ultimately to achieve profitable operations. Management’s plans in this regard are set forth below.

As a result of the Company’s acquisition of a 49% interest in Cable California, S.A. de C.V., the Company’s efforts will be concentrated on concession-based cable services in Baja, Mexico (Note 3). Tijuana, with a population of 2.2 million, is the largest metropolitan area in Baja, represents one of the fastest growing cities in North America, and is one of the last “Greenfield” cable opportunities of its size and density in the world.  The Company anticipates that it will require approximately $10 million in additional capital in order for the Company to implement the initial part of this plan.

The Company is seeking additional equity and debt financing.

On September 8, 2003, the Company was loaned $4,000,000 by an individual (Note 4). The Company anticipates that this loan will allow the Company to begin implementation of its initial business plan to invest in cable plant in Baja, Mexico.  Management believes that current funds are sufficient to allow the Company to initiate with the early stages of its plans to expand the cable plant of Cable California.  There can be no assurances, however, that the Company will be able to generate increased revenues or obtain additional necessary funding on favorable terms and conditions, if at all.  If the Company does not have sufficient funds to complete the cable build in Mexico, the Company may not be able to implement its business plan or become cash flow positive.

3.                                       ACQUISITION OF MINORITY INTEREST IN CABLE CALIFORNIA

Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct, operate and commercialize a 750-MHz fiber-optic network providing multi-channel cable television services to residents and businesses in the greater Tijuana, Mexico metropolitan area. Effective October 7, 2003, the Secretary of Communications and Transportation of Mexico (Secretaria de Comunicaciones y Transportes or “SCT”) extended the licenses of cable companies (including that of Cable California) to include provision of Internet services.  This extension will enable Cable California to increase its service offerings to include Internet services without applying to add services to its concession.  Cable California plans to construct a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and cable that serves approximately 1,500 customers.

On January 10, 2003, the Company entered into an Asset Purchase Agreement with, among others, dick clark international cable ventures, ltd., a Turks & Caicos entity (“dick clark international cable ventures”), and Las Americas Broadband, Inc., a Colorado corporation (“Las Americas”), to purchase 100% of the Class B and Class N shares of Cable California, S.A. de C.V., a Mexican corporation (“Cable California”) from dick clark international cable ventures, as well as various tangible and intangible assets related to Cable California’s operations in Mexico and certain other rights from Las Americas.  The Class B shares represent 49.0% of the voting and economic interest in Cable California, while the Class N shares would bring the Company’s economic interest in Cable California to 90.0%.

Class B Shares.  On March 7, 2003, the Company purchased all of the Class B shares of Cable California, which represent 49% of the voting and economic interest in the company.  In addition, the Company acquired various tangible and intangible assets, including office and computer equipment, vehicles, machinery and satellite equipment from Las Americas.

As consideration for this acquisition, the Company issued 2,500,000 shares of its common stock to dick clark international cable ventures, 2,250,000 shares to Las Americas, and 250,000 shares to Mr. Bustamante. In addition, the Company assumed a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas and reduced the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000.  The amended note will remain collateralized by assets of Las Americas, including its cable television system in Tehachapi, California.  The Company also paid Las Americas $250,000 in cash.

Subsequent to March 7, 2003, the Company formed USA Broadband Mexico, S.A. de C.V., a Mexican corporation (“USA Broadband Mexico”), which is a wholly-owned subsidiary of the Company.  Under the laws of Mexico, the transfer of the Class B shares of Cable California must be registered with appropriate governmental authorities in Mexico.  The Company intends to register the Class B shares in the name of USA Broadband Mexico.  To register the Class B shares to USA Broadband Mexico, the Company and parties to the Asset Purchase Agreement must make appropriate filings with the Mexican Federal Telecommunications Commission (the Comision Federal de Telecomunicaciones or “COFETEL”) and the SCT.

The Company and other parties to the Asset Purchase Agreement are currently in discussions to effectuate a registration of the Class B Shares to USA Broadband Mexico and have initiated the registration process with COFETEL.  If the Class B Shares are not registered to the Company or USA Broadband Mexico as contemplated by the Asset Purchase Agreement, the Company and USA Broadband Mexico are prepared to enforce any and all rights available to them to secure the registration of the Class B shares in Mexico.

Class N Shares.  As discussed above, pursuant to the Asset Purchase Agreement, the Company also acquired Las Americas’s rights and obligations under an agreement dated as of September 26, 2002, among Las Americas, Cable California, Mr. Carlos Bustamante, Sr. and LABN Mexico, S.A. de C.V., a Mexico corporation, pursuant to which, among other things, Las Americas possessed the right to receive Class N shares from Cable California.  Ownership of the Class N shares would bring the Company’s economic interest in Cable California to 90.0%.  Mr. Bustamante, however, has informed the Company that he terminated this agreement with Las Americas based on an alleged breach of the agreement, and, therefore, Las Americas never obtained the Class N Shares.  Accordingly, no Class N shares have been issued.  As a result, the Company currently is involved in discussions with Mr. Bustamante to purchase additional interests in Cable California. There can be no assurance, however, that the Company’s negotiations with Mr. Bustamonte will be successful or that the Company’s ownership, economic or other interests in Cable California will increase beyond the 49.0% that the Company owns through its purchase of the Class B Shares.

This investment is accounted for on the equity method.  The difference between the basis of the Company’s investment and its proportional interest in the Company’s net equity of approximately $2,500,000 is being amortized over seven years and resulted in an expense adjustment to equity income for the three months ended September 30, 2003 was $152,000.  The Company’s share of the net deficit for the three months ended September 30, 2003 was approximately $253,000.

4.                                       NOTES PAYABLE

On September 8, 2003, the Company obtained secured debt financing in the amount of $4,000,000 from a private investor. The financing is evidenced by a convertible promissory note and secured by a first priority lien in all or substantially all of the Company’s assets and the assets of its subsidiaries. As additional consideration for the $4,000,000 financing, the Company issued to the lender a warrant to purchase 525,000 shares of common stock at $.01 per share and a warrant to purchase up to 1,250,000 shares of common stock at $1.10 per share.  The promissory note bears interest at a rate equal to the prime rate plus 2% and matures on March 4, 2004, subject to the Company’s ability to extend the maturity for up to 60 days, provided, however, that if the Company extends the maturity date, the interest rate increases 1% each month the loan is outstanding after March 4, 2004, up to a maximum of 12%. The outstanding principal and accrued interest under the note is convertible, in whole or in part, at the election of the lender, into that number of shares of common stock equal to the outstanding principal and accrued interest divided by $1.00. The documents executed in connection with the financing generally contain customary covenants including, among others, provisions:

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

•                  restricting the Company and the Company’s subsidiaries from granting any lien, security interest, pledge or other encumbrance on the Company’s interests in Cable California, or the assets of Cable California; and restricting the Company’s use of any proceeds received from any additional funding, regardless of whether any additional funding is structured as debt or equity, received from the exercise of options or warrants or arising from the sale of its assets outside the ordinary course of business.

The Company used $1,046,000 of the proceeds of the financing to repay a portion of the outstanding principal and accrued interest owed to the Company’s existing bridge note holders (described below), and paid $155,000 to a note holder in exchange for its agreement to subordinate its security interest in assets of its subsidiary.  The Company intends to use the remaining proceeds of the financing as working capital to fund its cable build in Mexico.

Pursuant to the $4,000,000 financing, the Company’s existing bridge note holders subordinated their security interests in certain of the Company’s assets and the assets of its subsidiaries. As consideration for the subordination, the Company issued to the holders of bridge notes warrants to purchase up to 390,000 shares of common stock at a price of $1.10 per share.

Between October 2002 and July 2003, the Company issued bridge notes having a total principal amount of $2,050,000 to sophisticated investors.  In connection with the bridge loans evidenced by these notes, the Company issued to the bridge note investors, warrants to purchase a total of 1,025,000 shares of the Company’s common stock. Each warrant expires five years from its date of issuance. Each bridge note bears interest at 18% per annum and matures on the earlier of: (i) the last day of the sixth month following the signing of the promissory note or (ii) on the date the Company receives permanent financing in the amount of at least $3,000,000. If the Company obtains permanent financing, each note holder has the right to convert all, but not part, of the outstanding principal and accrued interest on the note into shares of the Company’s common stock or preferred stock issued in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment is overdue, each note holder will receive an additional warrant to purchase 10,000 shares of the Company’s common stock per $100,000 in principal amount, outstanding under the note, or pro-rata portion thereof, having an exercise price of the lesser of $1.00 or the average bid price of the Company’s common stock for the preceding 20 trading days.  Remaining principal balance on these notes at September 30, 2003 was $975,000 after giving effect to the payment made from the proceeds of the $4 million financing (described above). The indebtedness evidenced by the bridge notes is secured by certain of the Company’s assets and the assets of the Company’s subsidiaries. This security interest is subordinated to the $4 million secured debt financing.

As of September 30, 2003 the Company had an unsecured note payable outstanding in the principal amount of $130,000. The holder of this note, Theodore Swindells, beneficially owns over 5% of the Company’s common stock. The note was issued on March 4, 2002 and bore interest at a rate of 10% per year with a due date of October 31, 2002. On October 18, 2002, the Company entered into a new loan agreement with Mr. Swindells, which extended the due date to April 30, 2003, under the same terms and conditions as the original note.  In September 2003, the Company and Mr. Swindells agreed to extend the due date of this loan agreement to April 30, 2004 under the same terms and conditions as the original note.

As of September 30, 2003, the Company owed a total of approximately $1,378,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of the Company’s directors, has an interest.  The $1,378,000 owed to Geneva Associates Merchant Banking Partners and its associates is due under a reimbursement agreement under which Geneva Associates Merchant Banking Partners and its associates, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit the Company had with the bank.  Of this $1,378,000, $1,050,000 represents principal on the two lines of credit, and $328,000 represents accrued and unpaid interest and fees.  The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year.  The Company is currently in default under the reimbursement agreement.  Geneva Associates Merchant Banking Partners has agreed to convert the outstanding principal and interest of the debt into shares of common stock, subject to the Company agreeing to convert the Series B and Series C preferred stock of the Company owned by Geneva Associates Merchant Banking Partners and its affiliates into shares of the Company’s Series A preferred stock.  The Company and Geneva Associates Merchant Banking Partners are currently negotiating the terms of the conversions.

As at September 30, 2003, the Company had a note payable to its outside counsel in connection with unpaid legal fees and expenses in the aggregate amount of approximately $630,000.  On October 8, 2003, the Company and the outside counsel converted the note into 684,000 shares of common stock at a rate of $0.92 per share. The note was issued in September 2002, bore interest at a rate of 10% per year, and was secured by all of the assets of USAB Video Corp. II, Inc., one of the Company’s subsidiaries. (See Subsequent Events).

On September 29, 2000, two of the Company’s indirect subsidiaries, Direct Digital Midwest, Inc. (DDM) and CP Dakotas MDU, LLC (CPD), borrowed an aggregate of $2 million from LaSalle Bank National Association.  The loan was evidenced by a promissory note and secured by the assets of each of DDM and CPD.  Additionally, as additional collateral for the loan, Cable Concepts pledged all of the stock of DDM to LaSalle Bank. Neither the Company nor Cable Concepts guaranteed the loan to LaSalle Bank. After DDM and CPD defaulted on the loan, LaSalle foreclosed on all of the assets of DDM and CPD and the stock of DDM to satisfy the loan. On May 9, 2003, LaSalle Bank auctioned all of the shares of DDM to satisfy the loan. LaSalle Bank was the highest bidder at auction. The price was undisclosed. The value of the collateral securing the loan was insufficient to cover the entire amount then due under the loan. To date, LaSalle Bank has not pursued any action or made any claim against the Company or Cable Concepts for the amount of any shortfall.

In April 2003, the Company issued a promissory note to an individual in the amount of $376,000 in connection with the sale of Right of Entry Agreements to Digital Services Inc., an unrelated entity. The note bears interest in the amount of 6% per annum and is due the earlier of twelve months from the date of the loan, consummation of permanent financing exceeding $3,000,000, or sale of the security interest when the proceeds exceed $2,000,000.

5.                                       COMMITMENTS AND CONTINGENCIES:

In March 2002, USAB Video Corp. II, Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Verizon Media Ventures, Inc. and GTE Southwest Incorporated. After purchasing a portion of the assets pursuant to the agreement, in June 2002, USAB Video Corp. II did not complete the purchase of the remaining assets. In connection therewith, the Company accrued a $250,000 liability on its financial statements, representing the amount of a deposit securing performance under the purchase agreement.  On September 24, 2003, Verizon Media Ventures, Inc. and GTE Southwest incorporated filed a complaint against the Company and USAB Video Corp. in the Supreme Court of the State of New York, County of New York. In the complaint, Verizon and GTE allege that USAB Video

Corp. II breached the purchase agreement and that the Company, by guaranteeing USAB Video Corp. II’s performance under the agreement, was also liable for USAB Video Corp. II’s breach. The complaint further alleges that Verizon and GTE suffered losses and damages in excess of $1.023 million. The Company and USAB Video Corp. II have retained counsel in this matter.  Neither the Company nor USAB Video Corp. II has yet to file an answer to the complaint, but the Company intends to vigorously defend against the allegations made.

6.                                       STOCKHOLDERS’ EQUITY:

On September 8, 2003, in connection with the $4,000,000 bridge financing (Note 4), the Company issued to the lender a warrant to purchase up to 525,000 shares of common stock at $0.01 per share and a warrant to purchase up to 1,250,000 shares of common stock at $1.10 per share.

Pursuant to the $4,000,000 financing, on September 8, 2003, the Company’s existing bridge note holders subordinated their security interests in certain of the Company’s assets and the assets of its subsidiaries. As consideration for the subordination, the Company issued to the holders of bridge notes warrants to purchase up to 390,000 shares of common stock at a price of $1.10 per share.

In September, 2003, the Company agreed to issue two consultants warrants to purchase up to 20,000 and 5,000 shares of common stock at $1.10 per common share, respectively.

In September 2003, two of the Company’s warrant holders each exercised warrants to purchase up to 33,333 common shares of the Company’s common stock at price equal to $0.01 per share.  Another warrant holder exercised a warrant to purchase 50,000 shares of the Company’s common stock at $0.90 per common share.  In connection with these exercises, the Company issued 116,666 shares of common stock.

In August 2003, the Company issued warrants to purchase 50,000 shares of the Company’s stock at a $1.00 per common share in connection with a promissory note.

In August 2003, two bridge note holders elected to convert the outstanding principal and accrued interest owed under the bridge notes into shares of the Company’s common stock. A note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 74,938 shares of common stock at a conversion rate of $.80 per share and a note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 67,360 shares of common stock at a conversion rate of $0.89.

In August 2003, a vendor agreed to accept 57,741 shares of the Company’s stock for $50,000 of debt. The Company issued the shares of stock at rate of approximately $0.87 per common share.

On July 1, 2003, the Company issued stock options to its officers and directors as compensation for their service to the Company. In the aggregate, the Company issued options to purchase 1,350,000 shares of common stock at a price equal to $1.10 per share. Of these options, options to purchase 925,000 shares vested immediately and the remainder vests in equal installments over a period of three years.

In July 2003, in connection with a consulting arrangement with Alemany & Associates, the Company granted Mr. Arturo Alemany options to purchase 300,000 shares of common stock at $1.10 per common share.  Of this amount, 75,000 shares vested immediately. The remaining shares vest in three equal installments over the next three quarters.

In July 2003 nine holders of Series A Preferred Stock elected to convert their shares of Series A Preferred stock plus their accumulate dividends to shares of common stock. An aggregate of 311,853 shares of Series A Preferred stock where converted into 425,844 shares of common stock.

In July 2003, two of the Company’s warrant holders each exercised warrants to purchase 20,000 common shares of the Company’s common stock at price equal to $0.01 per share.  Another warrant holder exercised a warrant to purchase 10,000 shares of the Company’s common stock at $0.01 per common share. In connection with these exercises, the Company issued 50,000 shares of common stock.

On July 31, 2003, the Company issued 300,000 shares of common stock as additional consideration for the sale of a note receivable to six investors.  Additionally, the Company issued 15,000 shares of common stock as a commission related to this sale.

On May 1, 2003, the Company entered into a consulting agreement with an entity which has agreed to provide investor relations services. The term of the agreement is for four three-month periods unless terminated. In connection with this agreement, the Company agreed to issue the consultant 15,000 restricted shares of its stock at the beginning of each three-month period that the agreement is in effect. In addition, the Company agreed to issue to the consultant, upon execution of the agreement, warrants to purchase 300,000 shares of its common stock, in four equal portions, each to purchase 75,000 shares, with exercise prices of $1.00, $1.50, $2.00 and $2.50 per share, respectively. The contract may be terminated by either party upon 30 days’ written notice.  On September 3, 2003, the Company issued 15,000 shares of its common stock in connection with this agreement.

7.                                       ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

As a result of the Company’s business decision to focus on providing video, data and internet service in the Northern Baja region of Mexico, the Company decided to divest itself of assets in other regions. In the fiscal period ended June 30, 2002, the Company reclassified the properties to be sold as Assets Held for Sale. Income from these properties is classified as “Income from Discontinued Operations”.  Losses from discontinued operations for the three months ended September 30, 2003 and September 30, 2002 were $0.00 and $115,000, respectively.

8.                                       SALE OF ASSETS

In July 2003, the Company consummated a sale of a Right of Entry Agreement for a complex based in New Orleans, LA for a sale price of $44,000. The property had no book value and the Company recorded a gain on this sale of $44,000.

9.                                       SUBSEQUENT EVENTS:

The Company had a note payable to its outside counsel in connection with unpaid legal fees in the aggregate amount of approximately $630,000.  In October 2003, the Company converted $630,000 of liabilities owed to its outside counsel consisting of accounts payable and a note payable into 686,000 common shares at a conversion rate of $0.92 per share.

On October 22, 2003, a complaint was filed against the Company in the Superior Court of California, County of San Diego, by the Company’s landlord for its former office space located in Coronado, California. The complaint alleges that the Company breached the office lease by vacating the leased premises prior to expiration of the term of the lease and for alleged damages to the leased premises.  The plaintiff requests damages in the aggregate amount of $434,500 to be awarded, an amount that reflects rental fees on the remaining term of the lease of approximately four years.  The Company believes that it has meritorious defenses to the allegations and is attempting to negotiate with the plaintiff to resolve the matter.

In October 2003, each of Edward Mooney and Doug Cole resigned from his position as a member of our board of directors. As previously announced, the Company’s board of directors has formally appointed Mr. Jack Kemp and Mr. Daniel Villanueva to serve on the board of directors effective November 17, 2003.

Mr. Kemp is co-founder and co-director of Empower America, a public policy and advocacy organization.  Mr. Kemp received the Republican Party’s nomination for Vice President in August 1996.  Prior to founding Empower America, Mr. Kemp served for four years as Secretary of Housing and Urban Development, and for 18 years as a member of the United States House of Representatives. Mr. Kemp served for seven years in the Republican Leadership as Chairman of the House Republican Conference.  Before his election to Congress in 1970, Mr. Kemp played 13 years as a professional football quarterback with the San Diego Chargers and the Buffalo Bills.  Mr. Kemp serves as a member of the board of directors of several companies, including Oracle and IDT Corporation.

Mr. Villanueva is a Managing Director of Bastion Management Corporation and Bastion Capital Corporation, a Los Angeles-based venture capital firm that targets investments in minority-owned businesses.  Bastion Capital invests in U.S. and Mexican companies and was an early investor in Telemundo, a national Spanish-language television network, which was sold to NBC for $2 billion.  From 1960 until 1968, Mr. Villanueva played professional football with the Los Angeles Rams and the Dallas Cowboys.  Mr. Villanueva has served as a member of the board of directors of several companies, including Integrated Water Resources and Telemundo Network.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

USA Broadband, Inc. (OTC: USBU) through its subsidiary Cable Concepts Inc. (dba Direct Digital Communications, “DDC”) provides “private cable” television services to subscribers residing in multiple dwelling units (MDUs) such as apartments, condominiums and other shared housing facilities. Unless otherwise indicated, throughout this Form 10-QSB references to “its”, “the Company”, “USAB” or “USA Broadband” shall mean collectively USA Broadband, Inc. and its subsidiaries.  References to “Cable Concepts”, “Direct Digital” or “DDC” shall mean its subsidiary, Cable Concepts, Inc. dba Direct Digital Communications.

Acquisition of Assets of Cable California S.A. de C.V.

Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct, operate and commercialize a 750-MHz fiber-optic network providing multi-channel cable television services to residents and businesses in the greater Tijuana, Mexico metropolitan area. Effective October 7, 2003, the Secretary of Communications and Transportation of Mexico (Secretaria de Comunicaciones y Transportes or “SCT”) extended the licenses of cable companies (including that of Cable California) to include provision of Internet services.  This extension will enable Cable California to increase its service offerings to include Internet services without applying to add services to its concession.  Cable California plans to construct a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and cable that serves approximately 1,500 customers.

On January 10, 2003, the Company entered into an Asset Purchase Agreement with, among others, dick clark international cable ventures, ltd., a Turks & Caicos entity (“dick clark international cable ventures”), and Las Americas Broadband, Inc., a Colorado corporation (“Las Americas”), to purchase 100% of the Class B and Class N shares of Cable California, S.A. de C.V., a Mexican corporation (“Cable California”) from dick clark international cable ventures, as well as various tangible and intangible assets related to Cable California’s operations in Mexico and certain other rights from Las Americas.  The Class B shares represent 49.0% of the voting and economic interest in Cable California, while the Class N shares would bring the Company’s economic interest in Cable California to 90.0%.

Class B Shares.   On March 7, 2003, the Company purchased all of the Class B shares of Cable California, which represent 49% of the voting and economic interest in the company.  In addition, the Company acquired various tangible and intangible assets, including office and computer equipment, vehicles, machinery and satellite equipment from Las Americas.

As consideration for this acquisition, the Company issued 2,500,000 shares of its common stock to dick clark international cable ventures, 2,250,000 shares to Las Americas, and 250,000 shares to Mr. Bustamante. In addition, the Company assumed a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas and reduced the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000.  The amended note will remain collateralized by assets of Las Americas, including its cable television system in Tehachapi, California.  The Company also paid Las Americas $250,000 in cash.

Subsequent to March 7, 2003, the Company formed USA Broadband Mexico, S.A. de C.V., a Mexican corporation (“USA Broadband Mexico”), which is a wholly-owned subsidiary of the Company.  Under the laws of Mexico, the transfer of the Class B shares of Cable California must be registered with appropriate governmental authorities in Mexico.  The Company intends to register the Class B shares in the name of USA Broadband Mexico.  To register the Class B shares to USA Broadband Mexico, the Company and parties to the Asset Purchase Agreement must make appropriate filings with the Mexican Federal Telecommunications Commission (the Comision Federal de Telecomunicaciones or “COFETEL”) and the SCT.

The Company and other parties to the Asset Purchase Agreement are currently in discussions to effectuate a registration of the Class B Shares to USA Broadband Mexico and have initiated the registration process with COFETEL.  If the Class B Shares are not registered to the Company or USA Broadband Mexico as contemplated by the Asset Purchase Agreement, the Company and USA Broadband Mexico are prepared to enforce any and all rights available to them to secure the registration of the Class B shares in Mexico.

Class N Shares.  As discussed above, pursuant to the Asset Purchase Agreement, the Company also acquired Las Americas’s rights and obligations under an agreement dated as of September 26, 2002, among Las Americas, Cable California, Mr. Carlos Bustamante, Sr. and LABN Mexico, S.A. de C.V., a Mexico corporation, pursuant to which, among other things, Las Americas possessed the right to receive Class N shares from Cable California.  Ownership of the Class N shares would bring the Company’s economic interest in Cable California to 90.0%.  Mr. Bustamante, however, has informed the Company that he terminated this agreement with Las Americas based on an alleged breach of the agreement, and, therefore, Las Americas never obtained the Class N Shares.  Accordingly, no Class N shares have been issued.  As a result, the Company currently is involved in discussions with Mr. Bustamante to purchase additional interests in Cable California. There can be no assurance, however, that the Company’s negotiations with Mr. Bustamonte will be successful or that the Company’s ownership, economic or other interests in Cable California will increase beyond the 49.0% that the Company owns through its purchase of the Class B Shares.

Critical Accounting Policies and Estimates

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. The estimates the Company uses are based upon its historical experiences combined with management’s understanding of current facts and circumstances. Some of the Company’s accounting policies are considered critical because they are important to the portrayal of the Company’s financial condition and the results of the Company’s operations and because they require significant or complex judgments on the part of management. The Company believes that its critical accounting policies are those relating to deferred income taxes, allowances for doubtful accounts and recoverability of long-lived assets.

Deferred income taxes are recognized for the expected tax consequences in future years stemming from differences between the values of assets and liabilities for tax and financial reporting purposes, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Our significant deferred tax assets relate to net operating loss carry forwards, allowance for bad debts and deferred revenue. The Company has established a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require management to exercise complex judgments. The Company periodically reviews and adjusts those estimates based upon the most current information available. However, because the recoverability of deferred tax assets is directly dependent upon its future operating results, actual recoverability of deferred tax assets may differ materially from its estimates.

The Company’s allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating uncollectible amounts, the Company considers factors such as general economic and industry-specific conditions, historical customer performance and anticipated customer performance. While the Company considers its processes to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require the Company to adjust its allowance for doubtful accounts.

The Company’s long-lived assets will from time to time be analyzed for impairment when events and conditions indicate that an analysis is needed. Factors that the Company considers in performing an impairment analysis are current and historical agreements to sell comparable assets, its current business strategy and its expectations of future cash flows for the asset or asset group being analyzed. Future changes in the economic conditions, the regulatory environment and the Company’s strategies may materially affect its estimate of the recoverability of fixed assets.

The Company account for stock options using the intrinsic value method, under which compensation expense is recognized on stock options granted only for the excess of the market price of its common stock over the option exercise price on the day of grant. All of the Company’s options are granted at amounts equal to or higher than the fair value of its stock, so no compensation expense is recorded.

The Company uses the Black-Scholes option pricing model to compute the estimated fair market value of options.  To estimate option lives for this valuation, it was assumed that all options vest initially and then are exercised one year subsequent to vesting. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is shown as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the assumed volatility factor—the greater the volatility, the higher the computed fair value of options granted.  The Company discloses the pro forma effect of the compensation expense in the notes to the financial statements (Note 1).

The following table sets forth the Company’s selected operations data for the three-month periods ended September 20, 2003 and 2002.

	Three Months Ended September 30, 2003	% of Revenues	Three Months Ended September 30, 2002	% of Revenues	% Change from September 30, 2002 to September 30, 2003
	(unaudited)		(unaudited)
Revenues	$227	100%	$165	100%	38%
Cost of revenues	40	18%	89	54%	(55)%
Gross profit	187	82%	76	46%	146%
Selling, general and administrative expenses	2,531	1115%	2,381	1443%	6%
Depreciation and amortization	160	70%	93	56%	72%
Impairment of Long Live Assets	283	708%	—	0%	100%
Total operating expense	2,974	1310%	2,474	1499%	20%
Loss from operations	$(2,787)	(1228)%	$(2,398)	(1453)%	16%

This data should be read in conjunction with the Company’s financial statements in Item 1 of this Form 10-QSB.

The increase in the Company’s revenue for the three-month period ended September 30, 2003 compared to the comparable period in 2002 was due to shifts in subscriber composition.  In addition, we recognized revenue that had been deferred.

The decrease in the Company’s cost of revenue for the three-month period ended September 30, 2003 to the comparable period in 2002 was primarily due to the Company’s decision to utilize internal resources for customer service and billing services rather than outsourcing these services.

The Company’s selling, general and administrative expenses were higher for the three months ended September 30, 2003 than for the comparable period in 2002 primarily due to non-cash compensation expense recognized in the issuance of options, warrants and equity.

Liquidity and Capital Resources

The Company’s financial statements are presented on a going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2003, the Company had a working capital deficit of approximately $9,493,000 and a stockholders’ deficit of $1,452,000. The Company’s net loss for the three months ended September 30, 2003 was $3,439,000.  The Company’s ability to continue as a going concern depends on its ability to increase revenues, raise the capital necessary to successfully implement its business plan and ultimately achieve profitable operations.  At September 30, 2003, the Company was in default on certain of its debt and capital lease obligations. (See “Part II, Item 3” herein.)

In recent periods, the Company have had limited access to investment capital to support working capital deficits or to expand existing operations. Consequently, the financial conditions of the Company’s operating subsidiaries deteriorated in the three months ended September 30, 2003 and have continued to deteriorate since then. The Company has been focused on negotiations with prospective lenders and investors as the Company seek to refinance all outstanding loans and liabilities in order to provide working capital. These negotiations are continuing. The Company requires working capital for existing operations pending their sale or disposition and in connection with the purchase of assets of Cable California. The Company is actively seeking to raise additional funds through an offering of debt or equity, and has entered into several non-exclusive agreements with individuals or entities that would receive a fee for assisting us in obtaining financing. There are no assurances that the Company will be able to obtain additional financing.

The Company has previously announced its focus to develop a cable television system in Baja, Mexico, and to divest operating assets in the United States in order to reduce debt and enhance its balance sheet.  In addition, the Company is in continued discussions with some of its creditors, including key advisors and consultants, for the conversion of liabilities owed to them into its common stock in exchange for negotiated cash settlements.  In October 2003, the Company converted $630,000 of liabilities owed to its outside counsel consisting of accounts payable and a note payable into 686,000 common shares.  In addition, the Company is in discussions or is negotiating with creditors to convert into common shares additional liabilities totaling approximately $2 million.  However, there is no guarantee that these discussions will lead to a reduction in our liabilities.

On September 8, 2003, the Company obtained secured debt financing in the amount of $4,000,000 from a private investor. The financing is evidenced by a convertible promissory note and secured by a first priority lien in all or substantially all of its assets and the assets of its subsidiaries. As additional consideration for the $4,000,000 financing, the Company issued to the lender a warrant to purchase 525,000 shares of common stock at $0.01 per share and a warrant to purchase up to 1,250,000 shares of common stock at $1.10 per share.  The promissory note bears interest at a rate equal to the prime rate plus 2% and matures on March 4, 2004, subject to the Company’s ability to extend the maturity for up to 60 days, provided, however, that if the Company extend the maturity date, the interest rate increases 1% each month the loan is outstanding after March 4, 2004, up to a maximum of 12%. The outstanding principal and accrued interest under the note is convertible, in whole or in part, at the election of the lender, into that number of shares of common stock equal to the outstanding principal and accrued interest divided by $1.00. The documents executed in connection with the financing generally contain customary covenants including, among others, provisions:

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

The Company used $1,046,000 of the proceeds of the $4,000,000 financing to repay a portion of the outstanding principal and accrued interest owed to the Company’s existing bridge note holders (described below), and paid $155,000 to a note holder in exchange for its agreement to subordinate its security interest in assets of its subsidiary.  The Company intends to use the remaining proceeds of the financing as working capital to fund its cable build in Mexico.

Pursuant to the $4,000,000 financing, on September 8, 2003, the Company’s existing bridge note holders subordinated their security interests in certain of the Company’s assets and the assets of its subsidiaries. As consideration for the subordination, the Company issued to the holders of bridge notes warrants to purchase up to 390,000 shares of common stock at a price of $1.10 per share.

Between October 2002 and July 2003, the Company issued bridge notes having a total principal amount of $2,050,000 to sophisticated investors.  In connection with the bridge loans evidenced by these notes, the Company issued to the bridge note investors, warrants to purchase a total of 1,025,000 shares of the Company’s common stock. Each warrant expires five years from its date of issuance. Each bridge note bears interest at 18% per annum and matures on the earlier of: (i) the last day of the sixth month following the signing of the promissory note or (ii) on the date the Company receives permanent financing in the amount of at least $3,000,000. If the Company obtains permanent financing, each note holder has the right to convert all, but not part, of the outstanding principal and accrued interest on the note into shares of the Company’s common stock or preferred stock issued in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment is overdue, each note holder will receive an additional warrant to purchase 10,000 shares of the Company’s common stock per $100,000 in principal amount, outstanding under the note, or pro-rata portion thereof, having an exercise price of the lesser of $1.00 or the average bid price of the Company’s common stock for the preceding 20 trading days.  Remaining principal balance on these notes at September 30, 2003 was $975,000 after giving effect to the payment made from the proceeds of the $4 million financing described above. The indebtedness evidenced by the bridge notes is secured by certain of the Company’s assets and the assets of the Company’s subsidiaries. This security interest is subordinated to the secured debt financing entered into in September.

As of September 30, 2003 the Company had an unsecured note payable outstanding in the principal amount of $130,000. The holder of this note, Theodore Swindells, beneficially owns over 5% of the Company’s common stock. The note was issued on March 4, 2002 and bore interest at a rate of 10% per year with a due date of October 31, 2002. On October 18, 2002, the Company entered into a new loan agreement with Mr. Swindells, which extended the due date to April 30, 2003, under the same terms and conditions as the original note.  In September 2003, the Company and Mr. Swindells agreed to extend the due date of this loan agreement to April 30, 2004 under the same terms and conditions as the original note.

As of September 30, 2003, the Company owed a total of approximately $1,378,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of the Company’s directors, has an interest.  The $1,378,000 owed to Geneva Associates Merchant Banking Partners and its associates is due under a reimbursement agreement under which Geneva Associates Merchant Banking Partners and its associates, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit the Company had with the bank.  Of this $1,378,000, $1,050,000 represents principal on the two lines of credit, and $328,000 represents accrued and unpaid interest and fees.  The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year.  The Company is currently in default under the reimbursement agreement.  Geneva Associates Merchant Banking Partners has agreed to convert the outstanding principal and interest of the debt into shares of common stock, subject to the Company agreeing to convert the Series B and Series C preferred stock of the Company owned by Geneva Associates Merchant Banking Partners and its affiliates into shares of the Company’s Series A preferred stock.  The Company and Geneva Associates Merchant Banking Partners are currently negotiating the terms of the conversions.

On September 29, 2000, two of the Company’s indirect subsidiaries, Direct Digital Midwest, Inc. (DDM) and CP Dakotas MDU, LLC (CPD), borrowed an aggregate of $2 million from LaSalle Bank National Association.  The loan was evidenced by a promissory note and secured by the assets of each of DDM and CPD.  Additionally, as additional collateral for the loan, Cable Concepts pledged all of the stock of DDM to LaSalle Bank. Neither the Company nor Cable Concepts guaranteed the loan to LaSalle Bank. After DDM and CPD defaulted on the loan, LaSalle foreclosed on all of the assets of DDM and CPD and the stock of DDM to satisfy the loan. On May 9, 2003, LaSalle Bank auctioned all of the shares of DDM to satisfy the loan. LaSalle Bank was the highest bidder at auction. The price was undisclosed. The value of the collateral securing the loan was insufficient to cover the entire amount then due under the loan. To date, LaSalle Bank has not pursued any action or made any claim against the Company or Cable Concepts for the amount of any shortfall.

In April, 2003 the Company issued a promissory note to an individual in the amount of $376,000 in connection with the sale of Right of Entry Agreements to Digital Services Inc., an unrelated entity. The note bears interest in the amount of 6% per annum and is due the earlier of twelve months from the date of the loan, consummation of permanent financing exceeding $3,000,000, or sale of the security interest when the proceeds exceed $2,000,000.

On September 24, 2003, Verizon Media Ventures, Inc. and GTE Southwest Incorporated filed a complaint against the Company and USAB Video Corp II. In the Supreme Court of the State of New York, County of New York. In the complaint, Verizon and GTE allege that USAB Video Corp. II breached the purchase agreement and that the Company, by guaranteeing USAB Video Corp. II’s performance under the agreement, was also liable for USAB Video Corp. II’s breach. The complaint further alleges that Verizon and GTE suffered losses and damages in excess of $1.023 million. The Company and USA Video Corp. II have retained counsel to represent them in this matter. Neither the Company nor USAB Video Corp. II has yet to file an answer to the complaint, but the Company intends to defend itself vigorously against the lawsuit.

Cash Flows from Operating Activities

The Company’s operations utilized net cash of approximately $1,046,000 for the three-month period ended September 30, 2003 compared to $381,000 for the same period in 2002. In the three-month period ended September 30, 2003, the increase was primarily attributed to adjustments to cash for a net loss of $3,439,000, offset by items not effecting cash of depreciation, impairment of long lived assets, and amortization of the discount on notes payable.  In the same period in 2002, the Company had a net loss of $2,418,000.

Cash Flows from Investing Activities

During the three-month period ended September 30, 2003, investing activities generated cash in the amount of $149,000 compared to a utilization of $338,000 in 2002.  The primary source of the cash in 2003 was from the sale of a note receivable previously reported and proceeds from the sale of a Right of Entry Agreement. The cash utilized in 2002 was attributable to the initial funding of a note receivable from the Cable California acquisition.

Cash Flows from Financing Activities

During the three-month period ended September 30, 2003, financing activities generated cash of approximately $3,046,000 versus $664,000 for the same period in 2002. This was primarily due to bridge loan financings in the amount of $4.1 million and proceeds from the exercise of warrants of $46,000, offset by repayment of promissory notes in the amount of $1,100,000. In 2002 the source of cash from financing activities was from borrowings of approximately $420,000 and issuance of common stock.

Impact of Recently Issued Accounting Principles

There are no new accounting pronouncements that are expected to have a material effect on the Company.

ITEM 3—CONTROLS AND PROCEDURES

Based on evaluations by the Company’s chief executive officer, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, it was concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls after the evaluation date and (iii) no corrective actions were required to be taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls after the date of this evaluation of the controls. We continue to monitor our controls and procedures on an on-going basis and will make any adjustments necessary to produce effective disclosure.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company is involved in various proceedings and subject to various claims as described in its Annual Report on Form 10-KSB for the year ended June 30, 2003, and its Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2003. This report describes only proceedings instituted or claims arising during or subsequent to the quarter ended September 30, 2003, or material events that occurred during or subsequent to the quarter in connection with previously-reported proceedings or claims.

On September 24, 2003, Verizon Media Ventures (Verizon) and GTE Southwest Incorporated (GTE) filed a complaint against the Company and USAB Video Corp. II in the Supreme Court of the State of New York, county of New York.  In the complaint, Verizon and GTE allege that USAB Video Corp. II breached an asset purchase agreement and that the Company, by guaranteeing USAB Video Corp.’s performance under the agreement, was also liable for USAB Video Corp. II’s breach.  The complaint further alleges that Verizon and GTE suffered losses and damages in excess of $1.023 million.  The Company and USAB Video Corp. II have retained counsel to defend against this matter.  Neither the Company nor USAB Video Corp. II has yet to file an answer to the complaint, but the Company intends to vigorously defend against the lawsuit.

In February 2003, in connection with a lawsuit filed against Cable Concepts, Inc. in August 2002 by L.A. Commercial Group, Inc., Cable Concepts received notice of the entry of a default judgment against Cable Concepts in the amount of approximately $67,000, which includes the money allegedly owed, plus interest, costs and attorneys’ fees. On November 5, 2003, this suit was settled for $40,000 with payments due in monthly installments of $1,000 on the first of the month with the first installment due on November 1, 2003.

On October 22, 2003, a complaint was filed against the Company in the Superior Court of California, County of San Diego, by the Company’s landlord for its former office space located in Coronado, California. The complaint alleges that the Company breached the office lease by vacating the leased premises prior to expiration of the term of the lease and for alleged damages to the leased premises.  The plaintiff requests damages in the aggregate amount of $434,500 to be awarded, an amount that reflects rental fees on the remaining term of the lease of approximately four years.  The Company believes that it has meritorious defenses to the allegations and is attempting to negotiate with the plaintiff to resolve the matter.

ITEM 2—CHANGES IN SECURITIES

On September 8, 2003, the Company issued to the lender of the $4,000,000 secured debt financing, a warrant to purchase 525,000 shares of common stock at $0.01 per share and a warrant to purchase up to 1,250,000 shares of common stock at $1.10 per share.

On September 8, 2003, the Company issued warrants to its then-exisiting bridge note holders as consideration for subordinating their security interests in the Company assets in connection with $4,000,000 bridge financing described immediately above.  The Company issued warrants to purchase up to an aggregate of 390,000 shares of common stock at $1.10 per common share.

In September 2003, the Company agreed to issue two consultants warrants to purchase up to 20,000 and 5,000 shares of common stock at $1.10 per common share, respectively.

In September 2003, two of the Company’s warrant holders each exercised warrants to purchase up to 33,333 common shares of the Company’s common stock at price equal to $0.01 per share.  Another warrant holder exercised a warrant to purchase 50,000 shares of the Company’s common stock at $0.90 per common share.  In connection with these exercises, the Company issued 116,666 shares of common stock.

In August 2003, the Company issued warrants to purchase 50,000 shares of the Company’s common stock at a $1.00 per common share in connection with a promissory note.

In August 2003, two bridge note holders elected to convert the outstanding principal and accrued interest owed under bridge notes into shares of the Company’s common stock. A note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 74,938 shares of common stock at a conversion rate of $0.80 per share.  A note with a face amount of $50,000 and accrued interest and fees of $9,590 was converted to 67,360 shares of common stock at a conversion rate of $0.89.

In August 2003, the Company issued 57,741 shares of common stock for a share price of $0.87 to a vendor in partial payment of a note payable. The vendor converted $50,000 of debt for the shares of common stock.

On August 12, 2003, the Company’s board of directors voted to terminate a management services agreement with Richard Lubic.  At that date, Mr. Lubic had 1,000,000 stock options outstanding. The options were valued at their intrinsic value.  The Company recognized compensation expense for the fair market value of Mr. Lubic’s 250,000 vested stock options.

On July 31, 2003, the Company issued 300,000 shares of common stock as additional consideration for the sale of a note receivable to six investors.  Additionally, the Company issued 15,000 shares of common stock as a commission related to this sale.

In July 2003, two of the Company’s warrant holders each exercised warrants to purchase 20,000 common shares of the Company’s common stock at price equal to $0.01 per share.  Another warrant holder exercised a warrant to purchase 10,000 shares of the Company’s common stock at $0.01 per common share. In connection with these exercises, the Company issued 50,000 shares of common stock.

On July 1, 2003, the Company issued stock options to its officers and directors as compensation for their service to the Company. In the aggregate, the Company issued options to purchase 1,350,000 shares of common stock at a price equal to $1.10 per share. Of these options, options to purchase 925,000 shares vest immediately and the remainder vest in equal installments over a period of three years.

In July 2003, in connection with a consulting arrangements with Alemany & Associates, the Company granted Mr. Arturo Alemany 300,000 options to purchase common stock at $1.10 per common share. 75,000 of these shares vested immediately. The remaining shares vest in three equal trenches over the next three quarters.

In July 2003 nine holders of Series A Preferred Stock elected to convert their shares of Series A Preferred stock plus their accumulate dividends to shares of common stock.  An aggregate of 311,853 shares of Series A Preferred stock where converted into 425,844 shares of common stock.

On May 1, 2003, the Company entered into a consulting agreement with an entity which has agreed to provide investor relations services. The term of the agreement is for four three-month periods unless terminated.  In connection with this agreement, the Company agreed to issue the consultant 15,000 restricted shares of our stock at the beginning of each three-month period that the agreement is in effect. In addition, the Company agreed to issue to the consultant, upon execution of the agreement, warrants to purchase 300,000 shares of our common stock, in four equal portions, each to purchase 75,000 shares, with exercise prices of $1.00, $1.50, $2.00 and $2.50 per share, respectively. The contract may be terminated by either party upon 30 days written notice.  On September 3, 2003, the Company issued 15,000 shares of its common stock in connection with this agreement.

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

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

Pursuant to the Certificate of Designation for our preferred stock, the Company is required to use 10% of the net proceeds of sales or grants of equity (other than certain grants to employees, directors, officers or consultants or grants in connection with certain acquisitions or transactions) from July 2001 through July 2004, toward payment of a note payable held by Geneva Associates Merchant Banking Partners, then for redemption of the Series B

Preferred Stock, followed by redemption of the Series C Preferred Stock. The Company is not currently in compliance with this requirement as it relates to either the note payable or the preferred stock.

The Company is also in default to Geneva Associates Merchant Banking Partners for both principal and interest due on notes totaling approximately $1,378,000. As of September 30, 2003, the Company had not made a payment of either principal or interest on our obligations to the entity. Prior to September 30, 2003, Geneva Associates Merchant Bank committed to convert the outstanding principal and interest of the debt into shares of common stock. As described in the footnotes to the financial statements, the Company is currently working with Geneva Associates Merchant Banking to finalize the conversion.

On April 18, 2003, the Company received a notice from US Bancorp that Cable Concepts was in default under a loan agreement with US Bancorp. US Bancorp has stated that the total amount owed under the agreement is $649,227. The Company believes that the actual amount owed is approximately $400,000.  The Company is in negotiations with US Bancorp to obtain a waiver of the default and otherwise to resolve this debt.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

The Board of Directors elected Arturo Alemany, President and Chief Executive Officer of Alemany & Associates, Inc., to the Board of Directors and as Chairman of the Board and Chief Executive Officer, effective September 16, 2003. Under an arrangement with the Company, Alemany & Associates will provide management consulting support to the Company. Consulting fees accrue at the rate of $25,000 a month with $12,500 due and payable monthly in cash, and the remaining balance due the earlier of six months or upon the Company’s completion of significant financing. In connection with this arrangement, the Company granted Mr. Alemany options to purchase 300,000 shares of common stock at $1.10 per share, of which 75,000 vested in July and the remainder vests in three equal installments over the next three quarters.

In October 2003, each of Edward Mooney and Doug Cole resigned from his position as a member of our board of directors. As previously announced, the Company’s board of directors has formally appointed Mr. Jack Kemp and Mr. Daniel Villanueva to serve on the board of directors effective November 17, 2003.

Mr. Kemp is co-founder and co-director of Empower America, a public policy and advocacy organization.  Mr. Kemp received the Republican Party’s nomination for Vice President in August 1996.  Prior to founding Empower America, Mr. Kemp served for four years as Secretary of Housing and Urban Development, and for 18 years as a member of the United States House of Representatives. Mr. Kemp served for seven years in the Republican Leadership as Chairman of the House Republican Conference.  Before his election to Congress in 1970, Mr. Kemp played 13 years as a professional football quarterback with the San Diego Chargers and the Buffalo Bills.  Mr. Kemp serves as a member of the board of directors of several companies, including Oracle and IDT Corporation.

Mr. Villanueva is a Managing Director of Bastion Management Corporation and Bastion Capital Corporation, a Los Angeles-based venture capital firm that targets investments in minority-owned businesses.  Bastion Capital invests in U.S. and Mexican companies and was an early investor in Telemundo, a national Spanish-language television network, which was sold to NBC for $2 billion.  From 1960 until 1968, Mr. Villanueva played professional football with the Los Angeles Rams and the Dallas Cowboys.  Mr. Villanueva has served as a member of the board of directors of several companies, including Integrated Water Resources and Telemundo Network.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits List

Number	Description of Document

10.1	Employment Agreement dated July 1, 2003, by and between USA Broadband, Inc. and Grant Miller

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On August 18, 2003, the Company filed a Form 8-K to report the Company’s decision to terminate the Service Agreement by and between the Company and Mr. Richard Lubic.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003	USA BROADBAND, INC.

	By:	/s/ ARTURO ALEMANY

	Its:	Chief Executive Officer

Dated: November 14, 2003	USA BROADBAND, INC.

	By:	/s/ GRANT MILLER

	Its:	Chief Financial Officer