Form 10QSB
period 2003-12-31
USA BROADBAND INC
filed 2004-02-17
CIK 1105947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission File Number 000-29433

USA BROADBAND, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1592698
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10012 Norwalk Blvd. Ste. 150 Santa Fe Springs, California	90670
(Address of Principal Executive Offices)	(Zip Code)

(562) 941-5957
(Issuer’s telephone number, including area code)

121 Broadway, Ste. 638 San Diego, California 92101
(Former Name, Former Address, and Former Fiscal Year if Changed Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The issuer had 16,146,484 shares of common stock outstanding as of February 17, 2004.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in the Company’s filings with the Securities and Exchange Commission, particularly the Company’s annual report on Form 10-KSB for the year ended June 30, 2003 and the quarterly report on Form 10-QSB for the period ended September 30, 2003. These forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in 000s, except per share data)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS:

Current Assets
Cash	$1,318	$79
Accounts receivable, net	78	16
Prepaid expenses and other current assets	—	42
Total current assets	1,396	137

Property and Equipment
Cable properties	2,010	2,740
Cable equipment	775	775
Leasehold improvements	2	2
Furniture and equipment	34	34
Computer software and equipment	119	114
Vehicles	7	7
	2,947	3,672

Less accumulated depreciation	(1,322)	(1,242)
Net property and equipment	1,625	2,430

Assets held for sale, net	98	239
Investment in Cable California	—	6,006
Other Assets	19	256
Total Assets	$3,138	$9,068

See accompanying notes to these financial statements.

	December 31, 2003	June 30, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Current portion of long-term debt, capital lease obligations and notes payables	$7,337	$4,481
Accounts payable	2,875	3,737
Accrued liabilities	1,500	1,362
Notes payable to shareholders	327	130
Deferred revenues	43	94
Total current liabilities	12,082	9,804

Commitments and contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock, $.01 par value; 50,000,000 shares authorized
Series A convertible preferred stock; 7,000,000 shares designated; 3,499,534 and 3,811,387 outstanding, liquidation preference of $6,684,000	5,457	5,458
Series B preferred stock; 2,625,000 shares designated; 2,625,000 outstanding, liquidation preference of $3,353,000	2,391	2,391
Series C preferred stock; 7,875,000 shares designated; 7,875,000 outstanding, liquidation preference of $7,875,000	7,875	7,875
Common stock, $.01 par value; 100,000,000 shares authorized; 16,146,484 and 13,609,925 outstanding	16	14
Additional paid in capital	23,983	19,881
Deferred option expense	(157)	(315)
Accumulated deficit	(48,509)	(36,040)

Total stockholders’ deficit	(8,944)	(736)
Total Liabilities and Stockholders’ Deficit	$3,138	$9,068

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in 000s, except per share data)

	For the Three Month Period Ended December 31, 2003	For the Three Month Period Ended December 31, 2002	For the Six Month Period Ended December 31, 2003	For the Six Month Period Ended December 31, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$234	179	$461	$344
Cost of revenues	50	141	90	230
Gross profit	184	38	371	114

Operating Expenses:
Selling, general and administrative	1,411	1,182	3,942	2,084
Depreciation	98	272	258	365
Impairment of long lived assets	5,585	—	5,868	—
Total operating expenses	7,094	1,454	10,068	2,449
Loss from operations	(6,910)	(1,416)	(9,697)	(2,335)

Other Income (Expenses):
Interest expense, net	(1,681)	(210)	(1,972)	(353)
Equity in loss of Cable California	(439)	—	(844)	—
Other income (expenses), net	—	17	—	25
Net loss from continuing operations	(9,030)	(1,626)	(12,513)	(2,688)

Discontinued Operations:
Income from discontinued operations	—	439	—	554
Income/(loss) from disposal of assets	—	(2,505)	44	(3,984)
Net Loss	$(9,030)	$(3,675)	$(12,469)	$(6,093)

Accrued cumulative preferred stock dividends	321	116	410	232
Net loss applicable to common shareholders	$(9,352)	$(3,791)	$(13,827)	$(6,325)
Net loss per common share (primary and diluted)	$(0.60)	$(0.58)	$(0.91)	$(0.98)
Weighted average common shares outstanding (primary and diluted)	15,512,983	6,520,000	15,201,001	6,464,000

See accompanying notes to these financial statements.

USA BROADBAND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000s, except per share data)

	For the Six Month Period Ended December 31, 2003	For the Six Month Period Ended December 31, 2002
	(unaudited)	(unuadited)
OPERATING ACTIVITIES
Net loss	$(12,469)	$(6,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairmant of long lived assets	5,868	—
Depreciation	258	601
(Gain) Loss on disposal of fixed assets	(44)	3,984
Amortization of deferred financing costs	—	34
Stock based compensation	1,082	—
Amortization of note discount	1,352	—
Bad debt expense	1	—
Equity in loss of unconsolidated subsidiary	844	—
Changes in operating assets and liabilities:
Accounts receivables	(63)	58
Prepaid expenses	3	6
Accounts payable	215	98
Accrued liabilities	132	124
Deferred revenues	(51)	(185)
Other assets	—	—
Other liabilities	1,061	329
Net cash used in operating activities	(1,811)	(1,044)

INVESTING ACTIVITIES
Proceeds from sale of note receivable	105	—
Net proceeds from sale of assets	44	—
Purchases of property and equipment	(57)	—
Advances to Las Americas	—	(240)
Net cash provided by (used in) investing activities	92	(240)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	306
Payments on debt	(1,142)	(45)
Borrowing of debt	4,100	960
Net cash provided by financing activities	2,958	1,221

Net increase/(decrease) in cash	1,239	(63)
Cash, at beginning of period	79	88
Cash, at end of period	$1,318	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	65	24
Conversion of promissory note to payables	799	—
Conversion of accounts payable to equity	728	—
Conversion of accounts payable to note	260	600
Common Stock issue for note sale	500	—

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

	2004	2003
Risk free interest rate	2.00%-3.51%	2.85%-3.85%
Expected dividend yield	—	—
Expected life	5-10 years	5-10 years
Expected volatility	99%-238%	109%-138%

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

The total fair value of options granted was computed to be approximately $1,104,000 and $1,084,000 for the quarters ended December 31, 2003 and 2002, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required.

The following table sets forth the proforma effects of the stock option expense:

	Six-Months Ended December 31,
	2003	2002

Net loss applicable to common shareholders - as reported	$(13,827)	$(6,325)
Effect of stock-based compensation per SFAS 123	(1,104)	(1,084)
Net loss applicable to common stockholders - pro forma	$(14,931)	$(7,409)

Basic and diluted:
Loss per share - as reported	$(0.91)	$(0.98)
Effect of stock-based compensation per SFAS 123	0.07	0.17
Net loss applicable to common stockholders - pro forma	$(0.98)	$(1.15)

2.                                      LIQUIDITY

The Company’s financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2003, the Company had a working capital deficit of $10,686,000 and a stockholders’ deficit of $8,944,000. The Company’s net loss for the six months ended December 31, 2003 was $12,469,000.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2003, the Company was in default on certain of the terms of its debt and its capital lease obligations. (See Note 4)

The Company’s ability to continue as a going concern is dependent upon its ability to significantly increase its revenue, raise capital necessary to implement its business strategy and ultimately to achieve profitable operations.  Management’s plans in this regard are set forth below.

The Company plans to increase revenue by pursuing additional right of entry agreements with MDU properties and by expanding its service offerings, including Internet services.  The Company has initiated discussions with an Internet service provider that uses wireless technology to provide Internet service.  In addition to the foregoing plans to increase revenue, the Company has increased its sales and marketing efforts in order to increase subscriber penetration at its existing properties.  Until resolutions to the Company’s disputes related to the asset purchase agreement and its investment in Cable California can be reached, the Company intends to focus on developing its cable assets in the United States, located primarily in California, subject to the rights of the lender who holds our core assets as collateral.

3.                                      ACQUISITION OF MINORITY INTEREST IN CABLE CALIFORNIA

History.  Since 2002, the Company has pursued a strategy to develop a cable television system in Baja, Mexico.  As part of this strategy, the Company intended to divest its operating assets in the United States in order to reduce its debt and enhance its balance sheet to enable the Company to achieve its strategic goal.  Following extended negotiations, the Company entered into an asset purchase agreement on January 9, 2003, with, among others, dick clark international cable ventures, ltd., a Turks and Caicos entity (“dcicv”), and Las Americas Broadband, Inc., a Colorado corporation (“Las Americas”), to purchase certain shares of Cable California, S.A. de C.V., a Mexican corporation (“Cable California”), and to acquire certain assets used in Cable California’s operations.  Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct, operate and commercialize a 750-MHz fiber-optic network providing multi-channel cable television services to residents and businesses in the greater Tijuana, Mexico metropolitan area. Cable California plans to construct a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and cable that serves approximately 1,000 customers.

Pursuant to the terms of the asset purchase agreement, dcicv was obligated to deliver to the Company 49% of the voting stock of Cable California, as well as shares representing 90% of the economic interest in Cable California, and Las Americas was obligated to deliver, among other things, certain tangible and intangible assets used in Cable California’s operations and to assign to the Company its rights under a $5.0 million promissory note issued by Cable California to Las Americas.  In consideration for the shares and assets, the Company issued 2,500,000 shares of its common stock to dcicv, 2,250,000 shares to Las Americas, and 250,000 shares to Carlos Bustamante.  The Company also paid Las Americas $250,000 in cash.  In addition, the Company agreed to assume a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas.  Further, the Company took action to reduce the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000.  The amended note remains collateralized by assets of Las Americas, including its cable television system in Tehachapi, California.  On March 25, 2003, the Company assigned its rights under the amended note and issued 300,000 shares of its common stock to a third party in exchange for $500,000.  The Company guaranteed the payment of up to $250,000 under the amended note if Las Americas fails to pay the note and the third party has fully prosecuted all of its rights and remedies under the amended note and related security agreement.

Subsequent to receiving all of the Class B shares of Cable California, which represent 49% of the voting stock, from dcicv in exchange for the consideration described above, the Company discovered that the Class B shares were not properly registered by dcicv with the Mexican Federal Telecommunications Commission (the Comision Federal de Telecomunicaciones or “COFETEL”) and the Secretary of Communications and Transportation of Mexico (the Secretaria de Comunicaciones y Transportes or “SCT”) as required under Mexican law.  The Company notified dcicv and the other parties to the asset purchase agreement that the Class B shares were not registered appropriately in Mexico.  The Company formed USA Broadband Mexico, S.A. de C.V., a Mexican corporation (“USA Broadband Mexico”), a wholly-owned subsidiary of the Company, and requested that the Class B shares be registered in the name of USA Broadband Mexico.  Despite numerous discussions with the parties to the asset purchase agreement, the Company has been unable to effectuate the registration of the Class B shares in USA Broadband Mexico’s name.

The Company also has been unable to acquire the Class N shares of Cable California, which represent 90.0% of the economic interest in Cable California, from dcicv pursuant to the terms of the asset purchase agreement.

On December 24, 2003, the Company demanded payment from Cable California in connection with the terms of the $5.0 million promissory note issued by Cable California, which was assigned to the Company by Las Americas pursuant to the asset purchase agreement.  The Company has not received any funds from Cable California relating to the $5.0 million note, but intends to pursue its rights under the note to the fullest extent permitted by law.

Legal Proceedings.  On December 16, 2003, dcicv and Las Americas, filed a complaint against the Company, its chief financial officer, principal shareholders and others in the Superior Court of the State of California, County of San Diego, Central Division.  In the complaint, Las Americas and dcicv allege that the Company breached certain terms of the asset purchase agreement.  Las Americas and dcicv also allege in the complaint that the Company and the other defendants made fraudulent representations, and that the Company negligently misrepresented certain information related to its ability to purchase and operate its interest in Cable California.  Las Americas and dcicv allege damages, in the aggregate, in excess of $11,250,000.  On January 21, 2004, the Company filed a motion to dismiss the complaint filed by Las Americas and dcicv, arguing that any lawsuit relating to the asset purchase agreement must be filed in Delaware pursuant to the terms of the asset purchase agreement.  A court hearing the Company’s motion to dismiss is scheduled on February 27, 2004.

On January 21, 2004, the Company filed a complaint against dcicv, Las Americas, Cable California, Richard Lubic, Martin Weisberg, Dick Clark and Mr. Bustamante (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware, in and for New Castle County.  Each of the claims set forth in the complaint arise out of or in connection with the asset purchase agreement.

In its complaint, the Company alleges, among other things, that each of the Defendants committed common law fraud and conspired to commit fraud against the Company by carrying out a scheme which was intended to and did: (i) deceive the Company with respect to many issues material to the asset purchase agreement; (ii) artificially inflate the business prospects of Cable California; and (iii) cause the Company to enter into the asset purchase agreement.  Further, the Company alleges that each of the Defendants engaged in a continuous course of conduct to conceal adverse material information about the business, operations and future prospects of Cable California.  The Company also alleges that the Defendants’ conduct was in violation of the Delaware Securities Act and constituted negligent misrepresentation.

In addition to the foregoing, the Company alternatively alleges in its complaint that each of dcicv, Cable California, Las Americas and Mr. Bustamante breached the terms of the asset purchase agreement and the implied covenant of good faith and fair dealing.  The Company bases its allegations on, among other things, that the Company did not receive an unqualified interest in 49% of the voting stock and did not receive 90% of the economic interest in Cable California and that each of the named Defendants: (i) refused to take actions necessary or appropriate to comply with the terms of the asset purchase agreement; (ii) refused to cooperate with the Company’s efforts to have 49% of Cable California’s voting stock registered in the Company’s or USA Broadband Mexico’s name with COFETEL and the SCT; and (iii) interfered with the Company’s efforts to secure financing to be used to expand Cable California’s operations.

Because of the Defendants’ alleged wrongful conduct and unlawful acts, the Company has asked the Delaware Court of Chancery to rescind the asset purchase agreement and put the Company in the position it would have been in had it not entered into the asset purchase agreement or, in the alternative, to award it damages in excess of $15 million.  The Company intends to prosecute vigorously the case and its rights under the asset purchase agreement.

Based on the allegations made in the complaints related to the asset purchase agreement, the Company has determined that any further expenditures relating to Cable California and its operations would not be in the Company’s best interest.  Therefore, the Company has determined to cease any further involvement in Cable California’s operations.

The Company’s investment in Cable California is accounted for on the equity method.  The difference between the basis of the Company’s investment and its proportional interest in the Company’s net equity of approximately $2,502,000 is being amortized over seven years and resulted in an expense adjustment to equity income for the three months ended December 31, 2003 of $152,000.  The Company’s estimated share of the net deficit for the three months ended December 31, 2003 was approximately $440,000.  (See Note 8 – Impairment of Assets.)

4.                                      NOTES PAYABLE

As of December 31, 2003, the Company had secured debt financing in the amount of $4,000,000 and accrued interest of $782,000 from a private investor. The financing is evidenced by a convertible promissory note and secured by a first priority lien in all or substantially all of the Company’s assets and the assets of its subsidiaries.  The promissory note bears interest at a rate equal to the prime rate plus 2% and matures on March 4, 2004, subject to the Company’s ability to extend the maturity for up to 60 days, provided, however, that if the Company extends the maturity date, the interest rate increases 1% each month the loan is outstanding after March 4, 2004, up to a maximum of 12%. The outstanding principal and accrued interest under the note is convertible, in whole or in part, at the election of the lender, into that number of shares of common stock equal to the outstanding principal and accrued interest divided by $1.00.

Between October 2002 and July 2003, the Company issued bridge notes having a total principal amount of $2,050,000 to sophisticated investors.  In connection with the bridge loans evidenced by these notes, the Company issued to the bridge note investors, warrants to purchase a total of 1,025,000 shares of the Company’s common stock. Each warrant expires five years from its date of issuance. Each bridge note bears interest at 18% per annum and matures on the earlier of: (i) the last day of the sixth month following the signing of the promissory note or (ii) on the date the Company receives permanent financing in the amount of at least $3,000,000. If the Company obtains permanent financing, each note holder has the right to convert all, but not part, of the outstanding principal and accrued interest on the note into shares of the Company’s common stock or preferred stock issued in connection with the permanent financing at a discount of 10% to the offering price. Additionally, for every month that any principal payment is overdue, each note holder will receive an additional warrant to purchase 10,000 shares of the Company’s common stock per $100,000 in principal amount, outstanding under the note, or pro-rata portion thereof, having an exercise price of the lesser of $1.00 or the average bid price of the Company’s common stock for the preceding 20 trading days. These warrants have not been issued. The interest rate increases to 24% per annum  on the outstanding principal balance after the note matures.  Remaining principal balance on these notes at December 31, 2003 was $975,000 and accrued interest on the notes is approximately $137,000. The indebtedness evidenced by the bridge notes is secured by certain of the Company’s assets and the assets of the Company’s subsidiaries. This security interest is subordinated to the $4 million secured debt financing.

As of December 31, 2003 the Company had an unsecured note payable outstanding in the principal amount of $130,000. The holder of this note, Theodore Swindells, beneficially owns over 5% of the Company’s common stock. The note was issued on March 4, 2002 and bore interest at a rate of 10% per year with a due date of October 31, 2002. On October 18, 2002, the Company entered into a new loan agreement with Mr. Swindells, which extended the due date to April 30, 2003, under the same terms and conditions as the original note.  In September 2003, the Company and Mr. Swindells agreed to extend the due date of this loan agreement to April 30, 2004 under the same terms and conditions as the original note.

As of December 31, 2003, the Company owed a total of approximately $1,417,000 to Geneva Associates Merchant Banking Partners, an entity in which Russell Myers, one of the Company’s directors, has an interest.  The amount owed to Geneva Associates Merchant Banking Partners and its associates is due under a reimbursement agreement under which Geneva Associates Merchant Banking Partners and its associates, through a financial institution, issued a letter of credit to a bank to be used as security for a line of credit the Company had with the bank.  Of this amount owed, $1,050,000 represents principal on the two lines of credit, and $367,000 represents accrued and unpaid interest and fees.  The outstanding balance under the reimbursement agreement bears interest at a rate of 16% per year.  The Company is currently in default under the reimbursement agreement.  Geneva Associates Merchant Banking Partners has agreed to convert the outstanding principal and interest of the debt into shares of common stock, subject to the Company agreeing to convert the Series B and Series C preferred stock of the Company owned by Geneva Associates Merchant Banking Partners and its affiliates into shares of the Company’s Series A preferred stock.  The Company and Geneva Associates Merchant Banking Partners are currently negotiating the terms of the conversions.

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

At December 31, 2003, the Company had a promissory note to an individual in the principal amount of $376,000 and accrued interest of $11,000 issued in connection with the sale of Right of Entry Agreements to Digital Services Inc., an unrelated entity. The note bears interest in the amount of 6% per annum and is due the earlier of twelve months from the date of the loan of March 20, 2003, consummation of permanent financing exceeding $3,000,000, or sale of the security interest when the proceeds exceed $2,000,000.

On November 21, 2003, the Company converted $188,000 of accounts payable owed to Maroon Bells Capital, LLC into a secured promissory note. The one-year note due on November 20, 2004 bears interest at the rate of 8% per annum.  The note is secured by all of the assets of Cable Concepts, Inc. and all of the assets of USAB Video Corp II. The security interest in the collateral is subordinate to any prior perfected security interest in the collateral.  Maroon Bells Capital is a financial advisor to the Company that is controlled by Paul Moore, a shareholder with greater than 5% interest in the common shares of the Company.

At December 31, 2003, the Company owed $614,000 in aggregate principal and interest on several equipment leases. The leases are secured by equipment and the Company is in default on the leases.

At December 31, 2003, the Company had a note payable to a vendor in the amount of $124,000, including principal and interest. Interest on the note is 18% per annum.

5.                                      COMMITMENTS AND CONTINGENCIES:

On December 3, 2003, Richard G. Lubic and DL Communications, Inc., a Nevada corporation (“DL Communications”), filed a complaint against USA Broadband in the Superior Court of the State of California, County of San Diego, Central Division.  In the complaint, Mr. Lubic and DL Communications allege that the Company breached certain terms of the Management Services Agreement dated February 12, 2003 (the “Management Agreement”), among Mr. Lubic, DL Communications and the Company.  Mr. Lubic and DL Communications also allege that the Company is indebted to them in an amount in excess of $750,000 and that the Company was unjustly enriched by a like amount.  As disclosed in a Form 8-K dated August 12, 2003, the Company’s board of directors voted to terminate the Management Agreement and Lubic’s services to the Company on August 12, 2003 because Mr. Lubic failed to cure breaches of the Management Agreement within the cure period specified in the Management Agreement.  The Company intends to defend against the suit vigorously and answered the complaint, asserted numerous affirmative defenses to the claims being pursued by Mr. Lubic and DL Communications and issued discovery requests in early January 2004.

On December 16, 2003, dcicv and Las Americas filed a complaint against the Company, its chief financial officer, principal shareholders and others in the Superior Court of the State of California, County of San Diego, Central Division.  In the complaint, Las Americas and dcicv allege that the Company breached certain terms of the asset purchase agreement.  Las Americas and dcicv also allege in the complaint that the Company and the other defendants made fraudulent representations, and that the Company negligently misrepresented certain information related to its ability to purchase and operate its interest in Cable California.  Las Americas and dcicv allege damages, in the aggregate, in excess of $11,250,000.  On January 21, 2004, the Company filed a motion to dismiss the complaint filed by Las Americas and dcicv, arguing that any lawsuit relating to the asset purchase agreement must be filed in Delaware pursuant to the terms of the asset purchase agreement.  A court hearing the Company’s motion to dismiss is scheduled for February 27, 2004.

On January 21, 2004, the Company filed a complaint against dcicv, Las Americas, Cable California, Richard Lubic, Martin Weisberg, Dick Clark and Mr. Bustamante (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware, in and for New Castle County.  Each of the claims set forth in the complaint arise out of or in connection with the asset purchase agreement.

In its complaint, the Company alleges, among other things, that each of the Defendants committed common law fraud and conspired to commit fraud against the Company by carrying out a scheme which was intended to and did: (i) deceive the Company with respect to many issues material to the asset purchase agreement; (ii) artificially inflate the business prospects of Cable California; and (iii) cause the Company to enter into the asset purchase agreement.  Further, the Company alleges that each of the Defendants engaged in a continuous course of conduct to conceal adverse material information about the business, operations and future prospects of Cable California.  The Company also alleges that the Defendants’ conduct was in violation of the Delaware Securities Act and constituted negligent misrepresentation.

In addition to the foregoing, the Company alternatively alleges in its complaint that each of dcicv, Cable California, Las Americas and Mr. Bustamante breached the terms of the asset purchase agreement and the implied covenant of good faith and fair dealing.  The Company bases its allegations on, among other things, that the Company did not receive an unqualified interest in 49% of the voting stock and did not receive 90% of the economic interest in Cable California and that each of the named Defendants: (i) refused to take actions necessary or appropriate to comply with the terms of the asset purchase agreement; (ii) refused to cooperate with the Company’s efforts to have 49% of Cable California’s voting stock registered in the Company’s or USA Broadband Mexico’s name with COFETEL and the SCT; and (iii) interfered with the Company’s efforts to secure financing to be used to expand Cable California’s operations.

Because of the Defendants’ alleged wrongful conduct and unlawful acts, the Company has asked the Delaware Court of Chancery to rescind the asset purchase agreement and put the Company in the position it would have been in had it not entered into the asset purchase agreement or, in the alternative, to award it damages in excess of $15 million.  The Company intends to prosecute vigorously the case and its rights under the asset purchase agreement.

Based on the allegations made in the complaints related to the asset purchase agreement, the Company has determined that any further expenditures relating to Cable California and its operations would not be in the Company’s best interest.  Therefore, the Company has determined to cease any further involvement in Cable California’s operations.

On December 23, 2003, the Company received notice that on December 10, 2003, a decision was issued in a binding arbitration hearing that was held on November 10, 2003, in Denver, Colorado, to mediate a dispute between Cable Concepts and Archstone Communities Trust (“Archstone”).  The arbitration decision upheld Archstone’s request to terminate an agreement between Cable Concepts and Archstone under which Cable Concepts provided cable services to Ashton Place, a condominium complex in San Jose, CA, owned by Archstone, pursuant to a disputed revenue share payment of less than $2,000 allegedly paid late by the Company to Archstone.  In December 2003, Cable Concepts serviced approximately 390 subscribers at Ashton Place. On February 4, 2004, the arbitrator rendered a final award terminating the right of entry agreement between Cable Concepts and Archstone under which Cable Concepts provided cable services to Ashton Place and requiring Cable Concepts to pay attorneys and other fees in connection with the arbitration of approximately $47,000. (See Note 8-Impairment of Assets)

On November 25, 2003, James Froisland, a former consultant to the Company, filed a lawsuit against the Company in Kane County, Illinois.  Mr. Froisland seeks breach of contract damages in the amount of $65,000 plus pre-judgment interest at the rate of 5% per annum and 15,000 vested options in the Company’s stock.  In addition, the lawsuit alleges breach of an alleged oral promise by the Company to provide Mr. Froisland 50,000 to 75,000 additional stock options.  The Company believes that it has meritorious defenses to the allegations and is attempting to negotiate with the plaintiff to resolve the matter.

In February 2004, the Company agreed to pay Grant Miller approximately $65,000 and provide his health benefits for one year in connection with his resignation from the Company.

On November 5, 2003, Cable Concepts settled a lawsuit filed by L.A. Commercial Group, Inc. in February 2003.  L.A. Commercial Group had obtained a default judgment against Cable Concepts in the amount of approximately $67,000.  Pursuant to the terms of the settlement, Cable Concepts agreed to pay L.A. Commercial Group a total of $40,000, with $1,000 payments due in monthly installments beginning in November 2003.

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

6.                                      STOCKHOLDERS’ EQUITY:

As of December 31, 2003, a vendor of the Company, converted accounts payable in the amount of $54,000 into 68,517 shares of common stock, at the rate of $0.92 per share.

As of December 23, 2003, a vendor of the Company converted a debt amount of $150,000 into 163,043 shares of common stock, at the rate of $0.92 per share.

As of December 16, 2003, Edward Mooney, a related party of the Company, converted an accounts payable in the amount of $25,000 into 27,174 shares of common stock, at the rate of $0.92 per share.

On November 21, 2003, Maroon Bells Capital LLC, a financial advisor to the Company that is controlled by Paul Moore who is a shareholder with greater than 5% of the Company’s outstanding common stock, converted accounts payable in the amount of $500,000 into 454,550 shares of common stock, at the rate of $1.10 per share.  In addition, the Company converted a liability owed to Maroon Bells Capital into a secured one-year note, with a principal amount of $188,000, bearing interest at 8% per annum.  (See Notes Payable)

As of December 31, 2003, the Company issued 15,000 shares of common stock at the rate of $1.00 per share to a consultant in exchange for services provided to the Company. The consultant was also issued warrants to purchase 15,000 shares of common stock at the rate of $1.00 per common share.

On October 8, 2003, the Company converted a note payable due to its outside counsel in connection with unpaid legal fees and expenses in the aggregate amount of $630,000.  The Company converted the note into 686,000 shares of common stock at a rate of $0.92 per share.

7.                                      ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

As a result of the Company’s business decision to focus on providing video, data and Internet service in California, the Company decided to divest itself of assets in other regions. In the fiscal period ended June 30, 2002, the Company reclassified the properties to be sold as Assets Held for Sale. Income from these properties is classified as “Income from Discontinued Operations.”  In the three and six-month period ended December 31, 2003 there was no income or loss recognized on discontinued operations. The losses for the three- and six-month period ended December 31, 2002 were $439,000 and $554,000, respectively.

8.                                      IMPAIRMENT OF ASSETS:

Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset’s carrying amount to determine if a write-down to market or discounted cash flow value is required.

During the six-month period ended December 31, 2003, due to the uncertainty and litigation with respect to the Company’s investment in Cable California, the Company reduced the carrying value of the asset to zero and wrote-off its intercompany receivable balance with Cable California. The total impairment loss and loss from reducing the receivable to fair value less cost to sell for the six months ended December 31, 2003 was $5,127,000.

In November, 2003 upon the initiation of the arbitration of Ashton Place, the Company reduced the carrying value of Ashton Place to fair value less cost to sell. The total impairment of the Right of Entry Agreement was $461,000.  (See Commitments and Contingencies)

The Company reduced the carrying value of several Right of Entry Agreements to fair value less cost to sell during the six-month period ended December 31, 2003. The impairment on other Right of Entry Agreements was approximately $142,000.

Fair value was determined based on established sales contracts for similar assets. The total impairment loss and loss from reducing assets held for sale to the fair value less cost to sell for the six-months ended December 31, 2003 was $142,000

Total impairment of long lived assets for the six-months ended December 31, 2003 was approximately $5,868,000.

9.                                      SUBSEQUENT EVENTS:

On February 12, 2004, the Board of Directors appointed Mr. Bhasker Panchal Interim Chief Executive Officer and Interim Chief Financial Officer of the Company.  Prior to assuming these positions, from November 2001 until February 2004 Mr. Panchal served as a managing director of Cable Concepts and as a controller to the Company and Cable Concepts.  During the period 1998-2001, Mr. Panchal worked for L-3 Communications Inc., where he served as Director of Finance and Administration for the Prime Wave Communications division and as a controller for the EMP Systems division.  Prior to beginning work at L-3 Communications, Mr. Panchal worked for four years at Ceridian Inc., where he was responsible for managing tax filings and tax deposits for Fortune 100 clients.

Grant Miller resigned from his position as chief financial officer effective January 15, 2004.

Daniel Villanueva, who was elected to the board of directors on November 17, 2003, submitted his resignation as a member of the board of directors effective January 20, 2004.

Jack Kemp, who was elected to the board of directors on November 17, 2003, submitted his resignation as a member of the board of directors effective January 30, 2004.

Arturo Alemany resigned from his positions as chief executive officer, director and chairman of the board of directors effective January 31, 2004.

Margot Ritcher resigned from her position as controller effective February 19, 2004.

On February 5, 2004, Quorum Properties, a California corporation, QWST, LLC, a California limited liability company, and The Westgate LLC, a California limited liability company, named Cable Concepts, Direct Digital, Digital Services, Inc., Digital Direct, form of entity unknown, and individuals Gary Langendoen and Jay Gordon, who are former employees of Cable Concepts, in a complaint for breach of contract and damages in the amount approximately $36,000.  The Company intends to defend against the suit vigorously.  Further, the Company intends to file a cross complaint against Gary Langendoen, Jay Gordon, Digital Services, Inc. Digital Direct, and Trevor Owns, another former employee of Cable Concepts.

The loan of $4,000,000 received by the Company in September 2003 is secured by substantially all of the Company’s assets.  Attorneys for the lender informed the Company that they are investigating whether recent events involving the Company constitute a default under the terms of the applicable loan documents and, if so, how the lender’s rights may be protected.  Among other matters, they have advised the Company that they are analyzing the arbitration decision issued on December 10, 2003 in Denver, Colorado, to uphold Archstone’s request to terminate an agreement between Cable Concepts and Archstone under which Cable Concepts provided cable services to Ashton Place, a condominium complex in San Jose, California, owned by Archstone.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

USA Broadband, Inc. (OTC: USBU) through its subsidiary Cable Concepts Inc. (dba Direct Digital Communications, “DDC”) provides “private cable” television services to subscribers residing in multiple dwelling units (MDUs) such as apartments, condominiums and other shared housing facilities. Unless otherwise indicated, throughout this Form 10-QSB references to “its,” “the Company,” “USAB” or “USA Broadband” shall mean collectively USA Broadband, Inc. and its subsidiaries.  References to “Cable Concepts,” “Direct Digital” or “DDC” shall mean its subsidiary, Cable Concepts, Inc., dba Direct Digital Communications.

Acquisition of Assets of Cable California S.A. de C.V.

History.  Since 2002, the Company has pursued a strategy to develop a cable television system in Baja, Mexico.  As part of this strategy, the Company intended to divest its operating assets in the United States in order to reduce its debt and enhance its balance sheet to enable the Company to achieve its strategic goal.  Following extended negotiations, the Company entered into an asset purchase agreement on January 9, 2003, with, among others, dick clark international cable ventures, ltd., a Turks and Caicos entity (“dcicv”), and Las Americas Broadband, Inc., a Colorado corporation (“Las Americas”), to purchase certain shares of Cable California, S.A. de C.V., a Mexican corporation (“Cable California”), and to acquire certain assets used in Cable California’s operations.  Cable California possesses a 30-year advanced telecommunications broadband concession from the Mexican government to construct, operate and commercialize a 750-MHz fiber-optic network providing multi-channel cable television services to residents and businesses in the greater Tijuana, Mexico metropolitan area. Cable California plans to construct a 1,300-mile broadband network and has completed the first phase of this cable build, including its head-end, central operations center and cable that serves approximately 1,000 customers.

Pursuant to the terms of the asset purchase agreement, dcicv was obligated to deliver to the Company 49% of the voting stock of Cable California, as well as shares representing 90% of the economic interest in Cable California, and Las Americas was obligated to deliver, among other things, certain tangible and intangible assets used in Cable California’s operations and to assign to the Company its rights under a $5.0 million promissory note issued by Cable California to Las Americas.  In consideration for the shares and assets, the Company issued 2,500,000 shares of its common stock to dcicv, 2,250,000 shares to Las Americas, and 250,000 shares to Carlos Bustamante.  The Company also paid Las Americas $250,000 in cash.  In addition, the Company agreed to assume a total of $1,250,000 of debt, liabilities and other financial obligations of Cable California and Las Americas.  Further, the Company took action to reduce the outstanding principal amount of a promissory note issued by Las Americas to the Company from $890,276 to $500,000.  The amended note remains collateralized by assets of Las Americas, including its cable television system in Tehachapi, California.  On March 25, 2003, the Company assigned its rights under the amended note and issued 300,000 shares of its common stock to a third party in exchange for $500,000.  The Company guaranteed the payment of up to $250,000 under the amended note if Las Americas fails to pay the note and the third party has fully prosecuted all of its rights and remedies under the amended note and related security agreement.

Subsequent to receiving all of the Class B shares of Cable California, which represent 49% of the voting stock, from dcicv in exchange for the consideration described above, the Company discovered that the Class B shares were not properly registered by dcicv with the Mexican Federal Telecommunications Commission (the Comision Federal de Telecomunicaciones or “COFETEL”) and the Secretary of Communications and Transportation of Mexico (the Secretaria de Comunicaciones y Transportes or “SCT”) as required under Mexican law.  The Company notified dcicv and the other parties to the asset purchase agreement that the Class B shares were not registered appropriately in Mexico.  The Company formed USA Broadband Mexico, S.A. de C.V., a Mexican corporation (“USA Broadband Mexico”), a wholly-owned subsidiary of the Company, and requested that the Class B shares be registered in the name of USA Broadband Mexico.  Despite numerous discussions with the parties to the asset purchase agreement, the Company has been unable to effectuate the registration of the Class B shares in USA Broadband Mexico’s name.

The Company also has been unable to acquire the Class N shares of Cable California, which represent 90.0% of the economic interest in Cable California, from dcicv pursuant to the terms of the asset purchase agreement.

On December 24, 2003, the Company demanded payment from Cable California in connection with the terms of the $5.0 million promissory note issued by Cable California, which was assigned to the Company by Las Americas pursuant to the asset purchase agreement.  The Company has not received any funds from Cable California relating to the $5.0 million note, but intends to pursue its rights under the note to the fullest extent permitted by law.

Legal Proceedings.  On December 16, 2003, dcicv and Las Americas filed a complaint against the Company, its chief financial officer, principal shareholders and others in the Superior Court of the State of California, County of San Diego, Central Division.  In the complaint, Las Americas and dcicv allege that the Company breached certain terms of the asset purchase agreement.  Las Americas and dcicv also allege in the complaint that the Company and the other defendants made fraudulent representations, and that the Company negligently misrepresented certain information related to its ability to purchase and operate its interest in Cable California.  Las Americas and dcicv allege damages, in the aggregate, in excess of $11,250,000.  On January 21, 2004, the Company filed a motion to dismiss the complaint filed by Las Americas and dcicv, arguing that any lawsuit relating to the asset purchase agreement must be filed in Delaware pursuant to the terms of the asset purchase agreement.  A court hearing the Company’s motion to dismiss is scheduled for February 27, 2004.

On January 21, 2004, the Company filed a complaint against dcicv, Las Americas, Cable California, Richard Lubic, Martin Weisberg, Dick Clark and Mr. Bustamante (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware, in and for New Castle County.  Each of the claims set forth in the complaint arise out of or in connection with the asset purchase agreement.

In its complaint, the Company alleges, among other things, that each of the Defendants committed common law fraud and conspired to commit fraud against the Company by carrying out a scheme which was intended to and did: (i) deceive the Company with respect to many issues material to the asset purchase agreement; (ii) artificially inflate the business prospects of Cable California; and (iii) cause the Company to enter into the asset purchase agreement.  Further, the Company alleges that each of the Defendants engaged in a continuous course of conduct to conceal adverse material information about the business, operations and future prospects of Cable California.  The Company also alleges that the Defendants’ conduct was in violation of the Delaware Securities Act and constituted negligent misrepresentation.

In addition to the foregoing, the Company alternatively alleges in its complaint that each of dcicv, Cable California, Las Americas and Mr. Bustamante breached the terms of the asset purchase agreement and the implied covenant of good faith and fair dealing.  The Company bases its allegations on, among other things, that the Company did not receive an unqualified interest in 49% of the voting stock and did not receive 90% of the economic interest in Cable California and that each of the named Defendants: (i) refused to take actions necessary or appropriate to comply with the terms of the asset purchase agreement; (ii) refused to cooperate with the Company’s efforts to have 49% of Cable California’s voting stock registered in the Company’s or USA Broadband Mexico’s name with COFETEL and the SCT; and (iii) interfered with the Company’s efforts to secure financing to be used to expand Cable California’s operations.

Because of the Defendants’ alleged wrongful conduct and unlawful acts, the Company has asked the Delaware Court of Chancery to rescind the asset purchase agreement and put the Company in the position it would have been in had it not entered into the asset purchase agreement or, in the alternative, to award it damages in excess of $15 million.  The Company intends to prosecute vigorously the case and its rights under the asset purchase agreement.

Based on the allegations made in the complaints related to the asset purchase agreement, the Company has determined that any further expenditures relating to Cable California and its operations would not be in the Company’s best interest.  Therefore, the Company has determined to cease any further involvement in Cable California’s operations.

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

The Company’s long-lived assets will from time to time be analyzed for impairment when events and conditions indicate that an analysis is needed. Factors that the Company considers in performing an impairment analysis are current and historical agreements to sell comparable assets, its current business strategy and its expectations of future cash flows for the asset or asset group being analyzed. Future changes in the economic conditions, the regulatory environment and the Company’s strategies may materially affect its estimate of the recoverability of fixed assets. During the six-month period ended December 31, 2003, the Company reduced the carrying value of long lived assets to the fair-market value less selling expenses in the amount of approximately $5,868,000. (See Item 5)

The Company accounts for stock options using the intrinsic value method, under which compensation expense is recognized on stock options granted only for the excess of the market price of its common stock over the option exercise price on the day of grant. All of the Company’s options are granted at amounts equal to or higher than the fair value of its stock, so no compensation expense is recorded.

The Company uses the Black-Scholes option pricing model to compute the estimated fair market value of options.  To estimate option lives for this valuation, it was assumed that all options vest initially and then are exercised one year subsequent to vesting. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is shown as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the assumed volatility factor the greater the volatility, the higher the computed fair value of options granted.  The Company discloses the pro forma effect of the compensation expense in the notes to the financial statements (See Note 1)

The following table sets forth the Company’s selected operations data for the three-month periods ended December 31, 2003 and 2002.

	Three Months Ended December 31, 2003	% of Revenues	Three Months Ended December 31, 2002	% of Revenues	% Change from December 31, 2002 to December 31, 2003
	(unaudited)		(unaudited)

Revenues	$234	100%	$344	100%	(32)%
Cost of revenues	50	21%	230	67%	(78)%
Gross profit	184	79%	114	33%	61%
Selling, general and administrative expenses	1,411	603%	2,084	606%	(32)%
Depreciation and amortization	98	42%	365	106%	(73)%
Impairment of Long Lived Assets	5,585	11,170%	—	—	—
Total operating expense	7,094	3,032%	2,449	712%	190%
Loss from operations	$(6,910)	(2,953)%	$(2,335)	(679)%	196%

The increase in the Company’s revenue for the three-month period ended December 31, 2003 compared to the comparable period in 2002 was due, in part, to an increase in the revenue per subscriber due to the improved collections program and shifts in subscriber composition.

The decrease in the Company’s cost of revenue for the three-month period ended December 31, 2003 to the comparable period in 2002 was primarily due the Company’s decision to utilize internal resources for customer service and billing services rather than outsourcing the services.

The Company’s selling, general and administrative expenses were generally consistent with the three-month period ended December 31, 2003 the three-month period ended December 31, 2002.

The following table sets forth the Company’s selected operations data for the six-month periods ended December 31, 2003 and 2002.

	Six Months Ended December 31, 2003	% of Revenues	Six Months Ended December 31, 2002	% of Revenues	% Change from December 31, 2002 to December 31, 2003
	(unaudited)		(unaudited)

Revenues	$461	100%	179	100%	158%
Cost of revenues	50	11%	141	79%	(65)%
Gross profit	184	40%	38	21%	384%
Selling, general and administrative expenses	3,942	855%	1,182	660%	234%
Depreciation and amortization	258	56%	272	152%	(5)%
Impairment of Long Lived Assets	5,868	11,736%	—	—	—
Total operating expense	10,068	2,184%	1,454	812%	592%
Loss from operations	$(6,911)	(1,499)%	$(1,416)	(791)%	388%

The increase in the Company’s revenue for the six-month period ended December 31, 2003 compared to the comparable period in 2002 was due, in part, to the increased revenue per subscriber due to an improved collections program and shifts in subscriber composition.

The decrease in the Company’s cost of revenue for the six-month period ended December 31, 2003 to the comparable period in 2002 was primarily due to the Company’s decision to utilize internal resources for customer service and billing services rather than outsourcing the services.

The Company’s selling, general and administrative expenses were higher for the six-month period ended December 31, 2003 than for the comparable period in 2002 primarily due to non-cash compensation expense recognized in the issuance of options, warrants and equity and due to increased legal and consulting fees.

This information should be read in conjunction with the Company’s financial statements in Item 1 of this Form 10-QSB.

Liquidity and Capital Resources

The Company’s financial statements are presented on a going-concern basis. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2003, the Company had a working capital deficit of approximately $10,686,000 and a stockholders’ deficit of $8,944,000. The Company’s net loss for the six-month period ended December 31, 2003 was $12,469,000.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  At December 31, 2003, the Company was in default on certain of its debt and capital lease obligations. (See “Part II, Item 3” herein.)

In recent periods, the Company has had limited access to investment capital to support working capital deficits or to expand existing operations. Consequently, the financial conditions of the Company’s operating subsidiaries deteriorated in the three months ended December 31, 2003 and have continued to deteriorate since then.

Previously the Company had pursued a strategy to develop a cable television system in Baja, Mexico, and to divest operating assets in the United States in order to reduce debt and enhance its balance sheet.  As a result of the allegations made in the complaints related to the asset purchase agreement and Cable California’s operations in Mexico, the Company has determined that any further expenditures to Cable California over the course of the lawsuit would not be in the best interest of the Company and, therefore, the Company has determined to cease further involvement in Cable California’s operations.

The Company’s ability to continue as a going concern is dependent upon its ability to significantly increase its revenue, raise the capital necessary to implement its business strategy and ultimately to achieve profitable operations.  Management’s plans in this regard are set forth below.

The Company plans to increase revenue by pursuing additional right of entry agreements with MDU properties and by expanding its service offerings, including Internet services.  The Company has initiated discussions with an Internet service provider that uses wireless technology to provide Internet service.  In addition to the foregoing plans to increase revenue, the Company has increased its sales and marketing efforts in order to increase subscriber penetration at its existing properties.  Until resolutions to the Company’s disputes related to the asset purchase agreement and its investment in Cable California can be reached, the Company intends to focus on developing its cable assets in the United States, located primarily in California, subject to the rights of the lender who holds our core assets as collateral.

The Company is in continued discussions with some of its creditors, including key advisors and consultants, for the conversion of liabilities owed to them.  In October 2003, the Company converted $630,000 of liabilities owed to its outside counsel, consisting of accounts payable and a note payable, into 686,000 common shares.  In November 2003, the Company converted a $500,000 liability with a consultant into common shares at the conversion ratio of $1.10 per share.  In addition, the Company is in discussions or is negotiating with creditors to convert additional liabilities.  However, there is no guarantee that these negotiations or discussions will lead to a reduction in the Company’s liabilities.

Cash Flows from Operating Activities

The Company’s operations utilized net cash of approximately $1,811,000 for the six-month period ended December 31, 2003 compared to $1,044,000 for the same period in 2002. In the six-month period ended December 31, 2003, the increase was primarily attributed to adjustments to cash for a net loss of $12,469,000, offset by items not effecting cash of depreciation, impairment of long lived assets, and amortization of the discount on notes payable.  In the same period in 2002, the Company had a net loss of $6,093,000.

Cash Flows from Investing Activities

During the six-month period ended December 31, 2003, investing activities generated cash in the amount of $92,000 compared to a utilization of $240,000 during the comparable period in 2002.  The primary source of cash in 2003 was from the sale of a note receivable previously reported and proceeds from the sale of a Right of Entry Agreement offset by the purchase of fixed assets. The cash utilized in 2002 was attributable to the initial funding of a note receivable from the Cable California acquisition.

Cash Flows from Financing Activities

During the six-month period ended December 31, 2003, financing activities generated cash of approximately $2,958,000 versus $1,221,000 for the comparable period in 2002.  The primary source of cash in 2003 was the funding of a bridge financing evidenced by promissory notes in the amount of $4,100,000 offset by repayments on promissory notes of approximately $1,142,000. The primary source of funding for the same period in 2002 was bridge financing in the amount of $960,000 offset by payments on promissory notes in the amount of $45,000.

Impact of Recently Issued Accounting Principles

There are no new accounting pronouncements that are expected to have a material effect on the Company.

ITEM 3—CONTROLS AND PROCEDURES

Based on evaluations by the Company’s chief executive officer and the Company’s controller of the effectiveness of the Company’s disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, it was concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls after the evaluation date and (iii) no corrective actions were required to be taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls after the date of this evaluation of the controls. We continue to monitor our controls and procedures on an on-going basis and will make any adjustments necessary to produce effective disclosure.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company is involved in various proceedings and subject to various claims as described in its Annual Report on Form 10-KSB for the year ended June 30, 2003, and its Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2003. This report describes only proceedings instituted or claims arising during or subsequent to the quarter ended December 31, 2003, or material events that occurred during or subsequent to the quarter in connection with previously-reported proceedings or claims.

On December 3, 2003, Richard G. Lubic and DL Communications, Inc., a Nevada corporation (“DL Communications”), filed a complaint against USA Broadband, Inc. in the Superior Court of the State of California, County of San Diego, Central Division.  In the complaint, Mr. Lubic and DL Communications allege that the Company breached certain terms of the Management Services Agreement dated February 12, 2003 (the “Management Agreement”), among Mr. Lubic, DL Communications and the Company.  Mr. Lubic and DL Communications also allege that the Company is indebted to them in an amount in excess of $750,000 and that the Company was unjustly enriched by a like amount.  As disclosed in the Company’s Form 8-K dated August 12, 2003, the Company’s board of directors voted to terminate the Management Agreement and Lubic’s services to the Company on August 12, 2003 because Mr. Lubic failed to cure breaches of the Management Agreement within the cure period specified in the Management Agreement.  The Company intends to defend against the suit vigorously and answered the complaint, asserted numerous affirmative defenses to the claims being pursued by Mr. Lubic and DL Communications and issued discovery requests in early January 2004.

On December 16, 2003, dcicv and Las Americas filed a complaint against the Company, its chief financial officer, principal shareholders and others in the Superior Court of the State of California, County of San Diego, Central Division.  In the complaint, Las Americas and dcicv allege that the Company breached certain terms of the asset purchase agreement.  Las Americas and dcicv also allege in the complaint that the Company and the other defendants made fraudulent representations, and that the Company negligently misrepresented certain information related to its ability to purchase and operate its interest in Cable California.  Las Americas and dcicv allege damages, in the aggregate, in excess of $11,250,000.  On January 21, 2004, the Company filed a motion to dismiss the complaint filed by Las Americas and dcicv, arguing that any lawsuit relating to the asset purchase agreement must be filed in Delaware pursuant to the terms of the asset purchase agreement.  A court hearing the Company’s motion to dismiss is scheduled for February 27, 2004.

On January 21, 2004, the Company filed a complaint against dcicv, Las Americas, Cable California, Richard Lubic, Martin Weisberg, Dick Clark and Mr. Bustamante (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware, in and for New Castle County.  Each of the claims set forth in the complaint arise out of or in connection with the asset purchase agreement.

In its complaint, the Company alleges, among other things, that each of the Defendants committed common law fraud and conspired to commit fraud against the Company by carrying out a scheme which was intended to and did: (i) deceive the Company with respect to many issues material to the asset purchase agreement; (ii) artificially inflate the business prospects of Cable California; and (iii) cause the Company to enter into the asset purchase agreement.  Further, the Company alleges that each of the Defendants engaged in a continuous course of conduct to conceal adverse material information about the business, operations and future prospects of Cable California.  The Company also alleges that the Defendants’ conduct was in violation of the Delaware Securities Act and constituted negligent misrepresentation.

In addition to the foregoing, the Company alternatively alleges in its complaint that each of dcicv, Cable California, Las Americas and Mr. Bustamante breached the terms of the asset purchase agreement and the implied covenant of good faith and fair dealing.  The Company bases its allegations on, among other things, that the Company did not receive an unqualified interest in 49% of the voting stock and did not receive 90% of the economic interest in Cable California and that each of the named Defendants: (i) refused to take actions necessary or appropriate to comply with the terms of the asset purchase agreement; (ii) refused to cooperate with the Company’s efforts to have 49% of Cable California’s voting stock registered in the Company’s or USA Broadband Mexico’s name with COFETEL and the SCT; and (iii) interfered with the Company’s efforts to secure financing to be used to expand Cable California’s operations.

Because of the Defendants’ alleged wrongful conduct and unlawful acts, the Company has asked the Delaware Court of Chancery to rescind the asset purchase agreement and put the Company in the position it would have been in had it not entered into the asset purchase agreement or, in the alternative, to award it damages in excess of $15 million.  The Company intends to prosecute vigorously the case and its rights under the asset purchase agreement.

Based on the allegations made in the complaints related to the asset purchase agreement, the Company has determined that any further expenditures relating to Cable California and its operations would not be in the Company’s best interest.  Therefore, the Company has determined to cease any further involvement in Cable California’s operations.

On December 23, 2003, the Company received notice that on December 10, 2003, a decision was issued in a binding arbitration hearing that was held on November 10, 2003, in Denver, Colorado, to mediate a dispute between Cable Concepts and Archstone Communities Trust (“Archstone”).  The arbitration decision upheld Archstone’s request to terminate an agreement between Cable Concepts and Archstone under which Cable Concepts provided cable services to Ashton Place, a condominium complex in San Jose, CA, owned by Archstone, pursuant to a disputed revenue share payment of less than $2,000 allegedly paid by the Company to Archstone three days late.  In December 2003, Cable Concepts serviced approximately 390 subscribers at Ashton Place.  On February 4, 2004, the arbitrator rendered a final award terminating the right of entry agreement between Cable Concepts and Archstone under which Cable Concepts provided cable services to Ashton Place and requiring Cable Concepts to pay attorneys and other fees in connection with the arbitration of approximately $47,000.  (See Item 5)

On November 25, 2003, James Froisland, a former consultant to the Company, filed a lawsuit against the Company in Kane County, Illinois.  Mr. Froisland seeks breach of contract damages in the amount of $65,000 plus pre-judgement interest at the rate of 5% per annum and 15,000 vested options in the Company’s stock.  In addition, the lawsuit alleges breach of an alleged oral promise by the Company to provide Mr. Froisland 50,000 to 75,000 additional stock options.  The Company believes that it has meritorious defenses to the allegations and is attempting to negotiate with the plaintiff to resolve the matter.

On November 5, 2003, Cable Concepts settled a lawsuit filed by L.A. Commercial Group, Inc. in February 2003.  L.A. Commercial Group had obtained a default judgment against Cable Concepts in the amount of approximately $67,000.  Pursuant to the terms of the settlement, Cable Concepts agreed to pay L.A. Commercial Group a total of $40,000, with payments due in monthly installments beginning in November 2003.

On October 22, 2003, the Company’s former landlord filed a complaint against the Company in the Superior Court of California, County of San Diego, regarding former office space located in Coronado, California. The complaint alleges that the Company breached the office lease by vacating the leased premises prior to expiration of the term of the lease and for alleged damages to the leased premises.  The plaintiff requests damages in the aggregate amount of $434,500 to be awarded, an amount that reflects rental fees on the remaining term of the lease of approximately four years.  The Company believes that it has meritorious defenses to the allegations and is attempting to negotiate with the plaintiff to resolve the matter.

ITEM 2—CHANGES IN SECURITIES

As of December 31, 2003, a vendor of the Company, converted accounts payable in the amount of $54,000 into 68,517 shares of common stock, at the rate of $0.92 per share.

As of December 23, 2003, a vendor of the Company converted a debt amount of $150,000 into 163,043 shares of common stock, at the rate of $0.92 per share.

As of December 16, 2003, Edward Mooney, a related party of the Company, converted an accounts payable in the amount of $25,000 into 27,174 shares of common stock, at the rate of $0.92 per share.

As of November 20, 2003, Maroon Bells Capital LLC, a financial advisor to the Company that is controlled by Paul Moore who is a shareholder with greater than 5% of the Company’s outstanding common stock, converted accounts payable in the amount of $500,000 into 454,550 shares of common stock, at the rate of $1.10 per share.  In addition, the Company converted a liability owed to Maroon Bells Capital into a secured one-year note, with a principal amount of $188,000, bearing interest at 8% per annum.

As of December 31, 2003, the Company issued 15,000 shares of common stock at the rate of $1.00 per share to a consultant in exchange for services provided to the Company. The consultant was also issued warrants to purchase 15,000 shares of common stock at the rate of $1.00 per common share.

As of December 31, 2003, the Company issued 15,000 shares of common stock at the rate of $1.00 per share to a consultant in exchange for services provided to the Company. The consultant was also issued warrants to purchase 15,000 shares of common stock at the rate of $1.00 per common share.

On October 8, 2003, the Company converted a note payable due to its outside counsel in connection with unpaid legal fees and expenses in the aggregate amount of $630,000.  The Company converted the note into 684,000 shares of common stock at a rate of $0.92 per share.

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

The Company is also in default to Geneva Associates Merchant Banking Partners for both principal and interest due on notes totaling approximately $1,417,000. As of December 31, 2003, the Company had not made a payment of either principal or interest on our obligations to the entity. Prior to December 31, 2003, Geneva Associates Merchant Bank committed to convert the outstanding principal and interest of the debt into shares of common stock. As described in the footnotes to the financial statements, the Company is currently working with Geneva Associates Merchant Banking to finalize the conversion.

On April 18, 2003, the Company received a notice from US Bancorp that Cable Concepts was in default under a loan agreement with US Bancorp. The amount due under the loan agreement is $576,000. The Company is in negotiations with US Bancorp to transfer certain assets in exchange for a release from the Company’s obligations under the loan agreement.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

The loan of $4,000,000 received by the Company in September 2003 is secured by substantially all of the Company’s assets.  Attorneys for the lender informed the Company that they are investigating whether recent events involving the Company constitute a default under the terms of the applicable loan documents and, if so, how the lender’s rights may be protected.  Among other matters, they have advised the Company that they are analyzing the arbitration decision issued on December 10, 2003 in Denver, Colorado, to uphold Archstone’s request to terminate an agreement between Cable Concepts and Archstone under which Cable Concepts provided cable services to Ashton Place, a condominium complex in San Jose, California, owned by Archstone.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits List

Number	Description of Document

31.1	Certification of the interim chief executive officer and interim chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of interim chief executive officer and interim chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On December 24, 2003, the Company filed a Form 8-K to report a complaint filed against the Company by Richard Lubic and DL Communications, Inc. on December 3, 2003 regarding allegations that the Company breached a management consulting agreement among Mr. Lubic, DL Communications and the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2003	USA BROADBAND, INC.

	By:	/s/ Bhasker Panchal

	Its:	Interim Chief Executive Officer and Interim Chief Financial Officer